Form 10-Q
period 1995-06-30
PROVENA FOODS INC
filed 1995-08-08
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

- --------------------------------------------------------------------------------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
- --------------------------------------------------------------------------------


FOR THE QUARTER ENDED JUNE 30, 1995

Commission File Number 1-10741


                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    95-2782215
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. employer
     incorporation or organization)                   identification number)


   5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                   91710
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                 (ZIP Code)


                                 (909) 627-1082
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

                             Common Stock 2,705,593

                              PROVENA FOODS INC.

                     1995 Form 10-Q Second Quarter Report

                               Table of Contents
                               -----------------


Item                                                                                           Page
- ----                                                                                           ----
                              PART I. FINANCIAL INFORMATION
                              -----------------------------
1.    Financial Statements...................................................................   1
        Condensed Statements of Operations...................................................   1
        Condensed Balance Sheets.............................................................   2
        Condensed Statements of Cash Flows...................................................   3
        Notes to Condensed Financial Statements..............................................   4
          (1) Basis of Presentation..........................................................   4
          (2) Inventories....................................................................   4
2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..   4
        Results of Operations................................................................   4
        Swiss American Division..............................................................   4
        Royal-Angelus Division...............................................................   5
        The Company..........................................................................   5
        Liquidity and Capital Resources......................................................   5

                              PART II. OTHER INFORMATION
                              --------------------------
1.      Legal Proceedings....................................................................   6
2.      Changes in Securities................................................................   6
3.      Defaults Upon Senior Securities......................................................   6
4.      Submission of Matters to a Vote of Security Holders..................................   6
5.      Other Information....................................................................   7
          Common Stock Repurchase and Sale...................................................   7
          American Stock Exchange Listing....................................................   7
          Cash Dividend Paid.................................................................   7
          Management Stock Transactions......................................................   7
6.      Exhibits and Reports on Form 8-K.....................................................   7
        Signature............................................................................   7

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

ITEM I. FINANCIAL STATEMENTS

                               PROVENA FOODS INC.

                       Condensed Statements of Operations

                                  (Unaudited)

                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                        -------------------------       --------------------------
                                           1995           1994             1995           1994

Net sales                               $5,880,402      6,819,377       11,718,786      13,599,065
Cost of sales                            5,309,734      6,234,607       10,540,924      12,445,586
                                        ----------      ---------       ----------      ----------
    Gross profit                           570,668        584,770        1,177,862       1,153,479

Operating expenses:
  Distribution                             257,232        254,829          467,638         509,460
  General and administrative               291,004        314,230          573,036         607,866
                                        ----------      ---------       ----------       ---------
    Operating income                        22,432         15,711          137,188          36,153

Interest expense, net                       28,383          5,007           26,561           6,280
Other income, net                           61,673         41,331           81,867          81,714
                                        ----------      ---------       ----------       ---------
    Earnings before
      income taxes                          55,722         52,035          192,494         111,587

Income tax expense                          22,500         19,294           77,000          42,994
                                        ----------      ---------       ----------       ---------
Net earnings                            $   33,222         32,741          115,494          68,593
                                        ==========      =========       ==========       =========
Earnings per share                      $      .01            .01              .04             .03
                                        ==========      =========       ==========       =========
Weighted average number
  of shares outstanding                  2,702,561      2,662,270        2,700,069       2,659,377
                                        ----------      ---------       ----------       ---------

                              PROVENA FOODS INC.

                           Condensed Balance Sheets

                                                                  June 30,          December 31,
                       Assets                                       1995               1994
                       ------                                    ---------          ------------
                                                                (Unaudited)
Current assets:
  Cash and marketable securities                                $   128,002               56,593
  Accounts receivable, less allowance for doubtful
     accounts of $39,500 in 1995 and $17,800 in 1994              1,976,808            2,021,095
  Inventories                                                     2,676,802            2,799,819
  Prepaid expenses                                                   95,475               58,347
  Income taxes receivable                                            17,464                --
                                                                -----------            ---------
       Total current assets                                       4,894,551            4,935,854
                                                                -----------            ---------
  Property and equipment (net)                                    5,131,955            4,070,035
  Other assets                                                       52,916               30,412
                                                                -----------            ---------

                                                                $10,079,422            9,036,301
                                                                ===========            =========

            Liabilities and Shareholders' Equity
            ------------------------------------

Current liabilities:
  Note payable to bank                                          $   114,135                --
  Current portion of long-term debt                                   8,460                --
  Accounts payable                                                  910,741              669,725
  Accrued retirement plans                                          276,836              507,556
  Accrued expenses                                                  637,327              578,484
                                                                -----------            ---------
       Total current liabilities                                  1,947,499            1,755,765
                                                                -----------            ---------

Long-term debt, less current portion                                964,425                --
Deferred income                                                      31,014               35,667
Shareholders' equity:
  Capital stock, no par value, authorized 10,000,000
    shares; issued and outstanding 2,705,593 in 1995
    and 2,698,642 in 1994                                         4,057,887            4,041,695
  Retained earnings                                               3,085,101            3,212,912
  Note receivable from shareholder                                   (6,504)              (9,738)
                                                                -----------            ---------
       Total shareholders' equity                                 7,136,484            7,244,869
                                                                -----------            ---------
                                                                $10,079,422            9,036,301
                                                                ===========            =========

                                           PROVENA FOODS INC.

                                     Condensed Statements of Cash Flows

                                               (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                          1995                     1994
Cash flows from operating activities:
  Net earnings                                                         $ 115,494                  68,593
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
       Depreciation and amortization                                     265,001                 244,469
       Decrease in accounts receivable                                    44,287                  15,245
       Decrease (increase) in inventories                                123,017                (606,500)
       Increase in prepaid expenses                                      (38,994)                (57,355)
       Decrease (increase) in other assets                               (22,504)                  6,266
       Increase in accounts payable                                      241,016                 142,863
       Decrease in accrued retirement plans                             (230,720)               (201,712)
       Increase in accrued expenses                                       58,843                  22,198
       Increase (decrease) in income taxes payable                       (17,464)                 49,964
       Decrease in deferred income, net of related
        deferred taxes                                                    (2,785)                 (2,785)
                                                                       ---------               ---------

          Net cash provided by (used in)
             operating activities                                        535,191                (318,754)
                                                                       ---------               ---------

Cash flows from investing activities:
  Addition to property and equipment                                  (1,326,921)               (149,181)
                                                                      ----------               ---------
          Net cash used in investing activities                       (1,326,921)               (149,181)
                                                                      ----------               ---------

Cash flows from financing activities:
  Increase in long-term debt                                             972,885                   --
  Net borrowings of bank credit line                                     114,135                 565,423
  Repurchase of capital stock                                            (68,513)                (35,167)
  Proceeds from sale of capital stock                                     84,704                  73,316
  Payments received on note from shareholder                               3,234                   2,828
  Cash dividends paid                                                   (243,306)               (226,296)
                                                                      ----------               ---------
          Net cash provided by financing activities                      863,139                 380,104
                                                                      ----------               ---------
Net increase (decrease) in cash and cash equivalents                      71,409                 (87,831)
Cash and cash equivalents at beginning of period                          56,593                 107,333
                                                                      ----------               ---------
Cash and cash equivalents at end of period                            $  128,002                  19,502
                                                                      ==========               =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                      $   26,979                   7,957
        Income taxes                                                  $   95,630                     800

                                      -3-

                               PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                             June 30, 1995 and 1994

(1) Basis of Presentation
- -------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
- ---------------

Inventories at June 30, 1995 (unaudited) and December 31, 1994 consist of:


                                       1995        1994
                                    ----------   ---------

               Raw materials        $  943,940     866,608
               Work-in-process         441,561     507,127
               Finished goods        1,291,301   1,426,084
                                    ----------   ---------
                                    $2,676,802   2,799,819
                                    ==========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations                   Three Months Ended            Six Months Ended
- ----------------------                       June 30,                     June 30,
                                        ------------------           ------------------
    (Unaudited)                         1995          1994           1995          1994
                                                    (amounts in thousands)
Net sales by division:
    Swiss American                     $3,153        $4,501        $ 6,507        $ 9,333
    Royal-Angelus                       2,727         2,318          5,212          4,266
                                       ------        ------        -------        -------
      Total                            $5,880        $6,819        $11,719        $13,599
                                       ======        ======        =======        =======

Sales in thousands of
  pounds by division:
    Swiss American                      2,305         3,015          4,710          6,273
    Royal-Angelus                       5,352         4,333         10,038          8,038


Swiss American Division
- -----------------------

Sales by the processed meat division decreased about 30% in dollars and 25% in pounds in the 1st six months of 1995 over the same period in 1994. Sales in dollars decreased proportionately more than in pounds because of lower selling prices reflecting lower meat costs. Swiss's sales decrease reflects an underlying long-term erosion in sales at Swiss attributed to industry factors. Swiss has attracted and retained new business but not enough to reverse the underlying erosion.

Swiss's loss for the 2nd quarter of 1995 exceeded its loss for the 2nd quarter of 1994 and its loss for the 1st quarter of 1995.

Plant employees are represented by United Food & Commercial Workers Union, Local 101, UFCWI, AFL-CIO-CLC, under a collective bargaining agreement which expired March 31, 1995 and was renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Division
- ----------------------

The pasta division's sales increased about 22% in dollars and 25% in pounds in 1995's 1st half compared to the 1st half of 1994. The sales increase in dollars was proportionately lower than in pounds because of a higher proportion of sales of bulk rather than specialty products in the 2nd quarter of 1995. Royal's profit for the 2nd quarter of 1995 exceeded its profit for the 2nd quarter of 1994 and for the 1st quarter of 1995.

The Company
- -----------

Company sales were down 14% in the 1st half of 1995 compared to the 1st half of 1994 and were down the same percentage in each of the 1st and 2nd quarters of 1995 compared to the same quarters of 1994. Earnings for the 1st half were up significantly but most of the increase was attributable to the 1st quarter of 1995 since earnings for the 2nd quarter increased only slightly because of decreased sales and margins at Swiss caused by competitive pressure. Sales at Royal increased but were more than offset by declines at Swiss. Losses at Swiss continued but were offset by profits at Royal. Margins for the 1st half of 1995 were 10% compared to 8.5% a year ago, but were 9.7% for the 2nd quarter compared to 8.6% last year. The main cause of the increase in Company margins over a year ago is an increased proportion of Company sales by Royal which has higher margins than Swiss. The decline in margins from the 1st quarter to the 2nd quarter of 1995 was caused by a decline in margins at Swiss.

Administrative expense was down about $35,000 for the 1st half of 1995 compared to the same period in 1994, primarily due to reductions in officer payroll, health claims and outside services, offset by an increase in bad debt expense. The increase in bad debt expense resulted from accrual of a reserve based on prior years' experience. Distribution expense was down over $40,000 or 8% compared to a 14% decrease in sales. The decrease was less than proportionate because of an increase in sales at a delivered price at both divisions in the 2nd quarter of 1995. Net interest expense increased due to interest on the term loan used to purchase the building adjacent to the pasta plant.

Liquidity and Capital Resources
- -------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At June 30, 1995, the Company had $114,135 of borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1995 to expire June 1, 1996, and bears interest at a variable rate of 3/8% over prime, requires a minimum tangible net worth of $6,890,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term and prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000.

On April 7, 1995, the Company purchased the building adjacent to the pasta plant for $1,270,500, borrowing $975,000 from Wells Fargo Bank, NA under a 5 year term loan secured by the building, bearing interest at 2% over 90 day LIBOR. At June 30, 1995 the balance of the term loan was $972,885, including the $8,460 current portion.

Cash increased $71,000 in the 1st half of 1995 compared to a decrease of $88,000 in the 1st half of 1994, a $159,000 improvement. Operations provided $535,000 of cash compared to $319,000 used in operations last year, an $854,000 improvement resulting primarily from differences in earnings, inventories and payables. The improvement in cash from operations was reduced by the net effect of the increase in investing and financing activities resulting from the purchase of the building adjacent to the pasta plant.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future.

The Company has no long-term debt except the $972,885 secured by the building adjacent to the pasta plant. All of its other assets are unencumbered, and could be borrowed against as a source of liquidity if an unforeseen need arises.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS   No significant litigation.

ITEM 2. CHANGES IN SECURITIES   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 25, 1995, at 11:00 a.m. at the Company's principal office. Shareholders representing 2,554,500 or 94.7% of the 2,698,696 shares entitled to vote were present in person or by proxy, with 27,327 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:


                                                             Without
               Nominee                For        Withheld   Authority
               -------                ---        --------   ---------
          John D. Determan         2,547,792        -0-        6,708
          Theodore L. Arena        2,547,792        -0-        6,708
          Ronald A. Provera        2,547,192        600        6,708
          Santo Zito               2,547,792        -0-        6,708
          Thomas J. Mulroney       2,547,792        -0-        6,708
          James P. McClune         2,546,492      1,300        6,708
          Louis A. Arena           2,545,692        100        6,708
          Joseph W. Wolbers        2,547,792        -0-        6,708
          John M. Boukather        2,547,792        -0-        6,708


ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
- --------------------------------

During the 1st six months of 1995 the Company purchased 26,600 shares of its common stock under its stock repurchase program.

Also during the 1st six months of 1995 the Company sold 30,811 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.55 per share. From inception of the Plan through June 30, 1995, employees have purchased a total of 260,566 shares. In addition, the Company sold 2,740 newly issued shares during the 2nd quarter of 1995 for $2.25 per share pursuant to the exercise of incentive stock options.

American Stock Exchange Listing
- -------------------------------

The Company's common stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
- -------------------

A cash dividend of $0.045 per share was paid June 30, 1995.

Management Stock Transactions
- -----------------------------

During the quarter ended June 30, 1995, Santo Zito, a vice president and director of the Company, purchased 4,600 shares of the Company's common stock and Thomas J. Mulroney, Chief Financial Officer and director, purchased 2,740 shares by exercise of incentive stock options. No other purchases and no sales of the Company's common stock by officers or directors during the 2nd quarter of 1995 were reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27.  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June 30, 1995, except a Form 8-K in April for the April 7, 1995 purchase of the building adjacent to the pasta plant.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 1995                      PROVENA FOODS INC.

                                          By /s/ Thomas J. Mulroney
                                            --------------------------------
                                                 Thomas J. Mulroney
                                                 Vice President and
                                               Chief Financial Officer