Form 10-Q
period 1995-09-30
PROVENA FOODS INC
filed 1995-11-03
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


________________________________________________________________________________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
________________________________________________________________________________

FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Commission File Number  1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)



         CALIFORNIA                                   95-2782215
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

   5010 EUCALYPTUS AVENUE,
     CHINO, CALIFORNIA                                   91710
-------------------------------         ---------------------------------------
  (Address of principal                                (ZIP Code)
    executive offices)

                                (909) 627-1082
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X         No
                               ---          ---



The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

                           COMMON STOCK     2,708,311

                              PROVENA FOODS INC.

                      1995 Form 10-Q Third Quarter Report

                               Table of Contents


Item                                                                                        Page
----                                                                                        ----

                         PART I.  FINANCIAL INFORMATION

 1.    Financial Statements..................................................................  1

        Condensed Statements of Operations...................................................  1

        Condensed Balance Sheets.............................................................  2

        Condensed Statements of Cash Flows...................................................  3

        Notes to Condensed Financial Statements..............................................  4

         (1)  Basis of Presentation..........................................................  4

         (2)  Inventories....................................................................  4

 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.  4

        Results of Operations................................................................  4

        Swiss American Division..............................................................  4

        Royal-Angelus Division...............................................................  5

        The Company..........................................................................  5

        Liquidity and Capital Resources......................................................  6

                          PART II.  OTHER INFORMATION


 1.    Legal Proceedings.....................................................................  6

 2.    Changes in Securities.................................................................  6

 3.    Defaults Upon Senior Securities.......................................................  6

 4.    Submission of Matters to a Vote of Security Holders...................................  6

 5.    Other Information.....................................................................  6

        Common Stock Repurchase and Sale.....................................................  6

        American Stock Exchange Listing......................................................  7

        Cash Dividend Paid...................................................................  7

        Management Stock Transactions........................................................  7

 6.    Exhibits and Reports on Form 8-K......................................................  7

       Signature.............................................................................  7

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                               PROVENA FOODS INC.

                       Condensed Statements of Operations

                                  (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                -----------------------  -----------------------
                                   1995         1994        1995         1994

Net sales                       $5,619,506   6,620,106   17,338,292   20,219,171

Cost of sales                    5,244,627   5,972,434   15,785,551   18,418,020
                                ----------   ---------   ----------   ----------

     Gross profit                  374,879     647,672    1,552,741    1,801,151

Operating expenses:
  Distribution                     207,973     227,926      675,611      737,386
  General and administrative       290,038     277,011      863,074      884,877
                                ----------   ---------   ----------   ----------

     Operating income (loss)      (123,132)    142,735       14,056      178,888

Interest expense, net              (20,321)     (3,493)     (46,882)      (9,773)
Other income, net                   59,484      38,625      141,351      120,339
                                ----------   ---------   ----------   ----------

     Earnings (loss) before
       income taxes                (83,969)    177,867      108,525      289,454

Income tax expense (benefit)       (41,000)     67,806       36,000      110,800
                                ----------   ---------   ----------   ----------

Net earnings (loss)             $  (42,969)    110,061       72,525      178,654
                                ==========   =========   ==========   ==========

Earnings (loss) per share            $(.02)        .04          .03          .07
                                ==========   =========   ==========   ==========

Weighted average number
   of shares outstanding         2,706,928   2,671,431    2,702,381    2,663,439
                                ----------   ---------   ----------   ----------

                               PROVENA FOODS INC.

                            Condensed Balance Sheets

                                                        September 30,   December 31,
              Assets                                        1995           1994
              ------                                    -------------   ------------
(Unaudited)
Current assets:
  Cash and marketable securities                           $    8,948        56,593
  Accounts receivable, less allowance for doubtful
    accounts of $64,500 in 1995 and $17,800 in 1994         2,231,672     2,021,095
  Inventories                                               2,288,957     2,799,819
  Prepaid expenses                                             91,088        58,347
  Income taxes receivable                                      58,464             -
                                                           ----------   -----------

     Total current assets                                   4,679,129     4,935,854
                                                           ----------   -----------

Property and equipment (net)                                5,166,548     4,070,035
Other assets                                                   42,365        30,412
                                                           ----------   -----------
                                                           $9,888,042     9,036,301
                                                           ==========   ===========

           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
  Note payable to bank                                     $   57,357             -
  Current portion of long-term debt                             8,460             -
  Accounts payable                                            875,858       669,725
  Accrued retirement plans                                    413,411       507,556
  Accrued expenses                                            564,690       522,178
  Income taxes payable                                              -        56,306
                                                           ----------   -----------
     Total current liabilities                              1,919,776     1,755,765
                                                           ----------   -----------

Long-term debt, less current portion                          962,310             -
Deferred income                                                28,688        35,667
Shareholders' equity:
  Capital stock, no par value, authorized 10,000,000
    shares; issued and outstanding 2,708,311 in 1995
    and 2,698,642 in 1994                                   4,062,491     4,041,695
  Retained earnings                                         2,920,240     3,212,912
  Note receivable from shareholder                             (5,463)       (9,738)
                                                           ----------   -----------

     Total shareholders' equity                             6,977,268     7,244,869
                                                           ----------   -----------

                                                           $9,888,042     9,036,301
                                                           ==========   ===========


                              PROVENA FOODS INC.

                       Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                  1995        1994
Cash flows from operating activities:
  Net earnings                                                $    72,525    178,654
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
     Depreciation and amortization                                404,392    369,567
     Increase in accounts receivable                             (210,577)   (85,196)
     Decrease (increase) in inventories                           510,862   (377,820)
     Increase in prepaid expenses                                 (35,543)   (27,489)
     Decrease (increase) in other assets                          (11,953)     1,899
     Increase in accounts payable                                 206,133    344,558
     Decrease in accrued retirement plans                         (94,145)   (69,344)
     Increase in accrued expenses                                  42,512     84,432
     Increase (decrease) in income taxes payable                 (114,770)   117,770
     Decrease in deferred income, net of related
       deferred taxes                                              (4,177)    (4,177)
                                                              -----------   --------

       Net cash provided by operating activities                  765,259    532,854
                                                              -----------   --------

Cash flows from investing activities:
  Addition to property and equipment                           (1,500,904)  (230,498)
                                                              -----------   --------

       Net cash used in investing activities                   (1,500,904)  (230,498)
                                                              -----------   --------

Cash flows from financing activities:
  Increase in long-term debt                                      970,770          -
  Net borrowings of bank credit line                               57,357    100,000
  Repurchase of capital stock                                    (113,297)   (60,686)
  Proceeds from sale of capital stock                             134,093    131,437
  Payments received on note from shareholder                        4,275      4,241
  Cash dividends paid                                            (365,198)  (340,201)
                                                              -----------   --------

       Net cash provided by (used in) financing activities        688,000   (165,209)
                                                              -----------   --------

Net increase (decrease) in cash and cash equivalents              (47,645)   137,147
Cash and cash equivalents at beginning of period                   56,593    107,333
                                                              -----------   --------

Cash and cash equivalents at end of period                    $     8,948    244,480
                                                              ===========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $    47,226      9,773
    Income taxes                                              $   150,087        800


                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                          September 30, 1995 and 1994

(1)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories

Inventories at September 30, 1995 (unaudited) and December 31, 1994 consist of:


                                      1995       1994
                                   ----------  ---------

                Raw materials      $  710,230    866,608
                Work-in-process       509,770    507,127
                Finished goods      1,068,957  1,426,084
                                   ----------  ---------

                                   $2,288,957  2,799,819
                                   ==========  =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                             Three Months Ended  Nine Months Ended
Results of Operations           September 30,       September 30,
                             ------------------  -----------------
    (Unaudited)                1995      1994      1995     1994
                                     (amounts in thousands)
Net sales by division:
   SWISS AMERICAN              $3,376    $4,237   $ 9,883  $13,570
   ROYAL-ANGELUS                2,243     2,383     7,455    6,649
                               ------    ------   -------  -------

              Total            $5,619    $6,620   $17,338  $20,219
                               ======    ======   =======  =======

Sales in thousands of
 pounds by division:
   SWISS AMERICAN               2,505     2,867     7,215    9,140
   ROYAL-ANGELUS                4,217     4,906    14,255   13,793

Swiss American Division

Sales by the Swiss American Sausage Co. processed meat division decreased about 27% in dollars and 21% in pounds in the 1st nine months of 1995 over the same period in 1994. Sales in dollars decreased proportionately more than in pounds because of lower selling prices reflecting lower meat costs. Although Swiss's sales were down for both the 3rd quarter and 1st nine months of 1995 compared to the same periods of 1994, Swiss's sales in both dollars and pounds were up slightly in the 3rd quarter of 1995 compared to the 2nd quarter of 1995. Swiss's loss for the 3rd quarter of 1995 was slightly greater than its loss for the 3rd quarter of 1994 and its loss for the 2nd quarter of 1995.

Swiss's declining sales and increasing losses are attributed to industry factors which have caused many meat processing companies to cease business or go bankrupt. Swiss is actively seeking to identify and combine Swiss with all or a part of a meat processing business complementary to Swiss which would result in a profitable meat processing business.

Plant employees are represented by United Food & Commercial Workers Union, Local 101, UFCWI, AFL-CIO-CLC, under a collective bargaining agreement which expired March 31, 1995 and was renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Division

The Royal-Angelus Macaroni Company pasta division's sales increased about 12% in dollars and 3% in pounds in the 1st nine months of 1995 compared to the same period of 1994 but decreased 6% in dollars and 13% in pounds in the 3rd quarter of 1995 versus the 3rd quarter of 1994. Sales in dollars increased more or decreased less than in pounds because of a higher proportion of sales of specialty rather than bulk products in the 3rd quarter of 1995.

Royal's operating profit for the 1st nine months of 1995 was slightly lower than the 1st nine months of 1994 because of a substantial decline in operating profit in the 3rd quarter of 1995 compared to the 3rd quarter of 1994. The decline in the 3rd quarter was caused by lower margins resulting from higher semolina flour prices and increased production overhead.

The Company

Company sales for the 1st nine months of 1995 were down 14% over the 1st nine months of 1994 and were down about the same percentage in each of the three quarters of 1995. Net earnings for the 1st nine months of 1995 were $72,525, down from $178,654 for the 1st nine months of 1994. The declines in sales and net earnings resulted primarily from declines at the meat division. The Company operated at a $42,969 loss in the 3rd quarter of 1995, its 1st quarterly loss after seven profitable quarters. Margins for the 1st nine months of 1995 were 9% compared to 8.9% last year. The slight increase in Company margins resulted from an increased proportion of Company sales by Royal which has higher margins than Swiss, and occurred even though margins at both divisions declined.

Administrative expense was down about $22,000 for the 1st nine months of 1995 compared to the same period in 1994, primarily due to reductions in officer and clerical payroll and directors fees, offset by an increase in bad debt expense. Administrative expense was up about $13,000 in the 3rd quarter of 1995 compared to the 3rd quarter of 1994, primarily because of increases in health claims and bad debt expense. Distribution expense was down about 9% compared to a 14% decrease in sales in both the 1st nine months and the 3rd quarter of 1995 compared to last year. The decreases were less than proportionate mainly because salesman payroll did not decrease and the Company bore the freight cost on a higher proportion of sales at both divisions. Net interest expense increased due to interest on the term loan used to purchase the building adjacent to the pasta plant.

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At September 30, 1995, the Company had $57,357 of borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1995 to expire June 1, 1996, and bears interest at a variable rate of 3/8% over prime. The line as renewed prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,890,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled during the 3rd quarter. In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the building adjacent to the pasta plant, secured by the building, bearing interest at 2% over LIBOR, with a $970,770 balance at September 30, 1995, including the $8,460 current portion.

Cash decreased $47,645 in the 1st nine months of 1995 compared to an increase of $137,147 in the 1st nine months of 1994. Operations provided $765,259 of cash compared to $532,854 provided in the 1st nine months of 1994, the improvement resulting primarily from a decrease in inventories. The improvement in cash from operations was more than offset by the cash portion of the purchase price of the building adjacent to the pasta plant.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future.

The Company has no long-term debt, except the $970,770 secured by the building adjacent to the pasta plant. All of its other assets are unencumbered, and could be borrowed against as a source of liquidity if an unforeseen need arises.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS   No significant litigation.

ITEM 2.  CHANGES IN SECURITIES   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st nine months of 1995 the Company purchased 40,243 shares of its common stock under its stock repurchase program.

Also during the 1st nine months of 1995 the Company sold 44,732 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of

$2.59 per share. From inception of the Plan through September 30, 1995, employees have purchased a total of 279,499 shares.

In addition, during the 3rd quarter of 1995 under the Company's Incentive Stock Option Plan, the Company sold 5,440 newly issued shares for $2.25 per share on exercise of options and received 3,000 shares in payment of the exercise price of options at the fair market value of $3.00 per share.

American Stock Exchange Listing

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividend Paid

A cash dividend of $0.045 per share was paid September 30, 1995.

Management Stock Transactions

During the quarter ended September 30, 1995, James P. McClune, General Manager of the pasta division and a vice president and director of the Company, purchased 5,000 shares of the Company's common stock, including 4,000 by exercise of stock options, and Thomas J. Mulroney, Chief Financial Officer, vice president and director of the Company, purchased 1,440 shares by exercise of stock options. No other purchases and no sales of the Company's common stock by officers or directors during the 3rd quarter of 1995 were reported, except Mr. McClune used 3,000 shares to pay the exercise price of stock options.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are filed with this report except Exhibit 27 - the EDGAR Financial Data Schedule, which is not included in copies of this report distributed by the Company.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1995.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 31, 1995                            PROVENA FOODS INC.


                                                   By /s/ THOMAS J. MULRONEY
                                                      --------------------------
                                                          Thomas J. Mulroney
                                                          Vice President and
                                                        Chief Financial Officer