Form 10-K405
period 1995-12-31
PROVENA FOODS INC
filed 1996-03-04
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

________________________________________________________________________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
________________________________________________________________________________

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Commission File Number  1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                  95-2782215
-----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
           or organization)                           identification number)

5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                    91710
-----------------------------------------------  -------------------------------
(Address of principal executive offices)                  (ZIP Code)


                                (909) 627-1082
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
    COMMON STOCK                  AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the act:  None

________________________________________________________________________________

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

     The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 27, 1996 was $8,236,707.

     The number of shares of Provena Foods Inc. Common Stock outstanding on February 27, 1996 was 2,745,569.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               PROVENA FOODS INC.

                          1995 FORM 10-K ANNUAL REPORT

                               Table of Contents

Item                                                                        Page
----                                                                        ----
                                     PART I
                                     ------

 1.   Business............................................................   1

 2.   Properties..........................................................   4

 3.   Legal Proceedings...................................................   5

 4.   Submission of Matters to a Vote of Security Holders.................   5

                                    PART II
                                    -------

 5.   Market for the Registrant's Common Stock and Related Stockholder
       Matters............................................................   5

 6.   Selected Financial Data.............................................   7

 7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................   8

 8.   Financial Statements and Supplementary Data.........................  11

 9.   Disagreements on Accounting and Financial Disclosure................  11

                                    PART III
                                    --------

10.   Directors and Executive Officers of the Registrant..................  11

11.   Executive Compensation..............................................  12

12.   Security Ownership of Certain Beneficial Owners and Management......  14

13.   Certain Relationships and Related Transactions......................  14

                                    PART IV
                                    -------

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  15

                                ________________

      Signatures..........................................................  16

                                     PART I
                                     ------

ITEM 1.  BUSINESS

General
-------

   Registrant (the "Company") is a California-based specialty food processor engaged in the supply of food products to other food processors, distributors and canners. Its primary products are pepperoni and Italian-style sausage sold to frozen pizza processors, pizza restaurant chains and food distributors and dry pasta sold to food processors and canners, private label producers and food distributors. The Company's products are sold throughout the United States but primarily in the Western United States.

   The Company's meat processing business is conducted through the Swiss American Sausage Co. Division ("Swiss American"), and its pasta business is conducted through the Royal-Angelus Macaroni Company Division ("Royal-Angelus"). The Company acquired its present businesses between 1972 and 1975. The predecessor of Swiss-American was founded in 1922 and the two predecessors to Royal-Angelus, Royal Macaroni Company and Angelus Macaroni Mfg. Co., were founded in 1878 and 1946, respectively. The Company was incorporated in 1972 in California with an initial capitalization of about $12,000.

   In 1991 the Company discontinued and sold certain assets of its Sav-On Food Co. Division ("Sav-On") food product distribution business, acquired in 1973. Historical financial information in this report reflects Sav-On as a discontinued operation.

   The Company's competitive strategy is to emphasize providing products of predictable quality and consistency at competitive prices as well as prompt and reliable service. The Company attempts to establish, refine and maintain procedures to assure that the Company's products comply with its customers' specifications and are delivered in a manner that will satisfy their delivery and production requirements.

   For financial information about each of the Company's two divisions, see the segment data contained in Note 12 of Notes to Financial Statements.


Swiss American
--------------

   During the years ended December 31, 1995 and 1994, sales by Swiss American accounted for 58.3% and 66.2%, respectively, of the Company's net sales. The Company's processed meat products are sold primarily to pizza restaurant chains,
pizza processors and food service distributors.   Pizza processors produce
prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U. S.
Government.   The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

   Swiss American competes with numerous producers of processed meats, many of which are larger and have greater financial resources than the Company. Swiss American's competitors include large national meat packers such as Geo. A. Hormel & Co., as well as smaller regional meat processors. Pizza processors that manufacture their own meat products diminish the market for Swiss American's products. The Company competes in the meat processing business by emphasizing predictable quality and consistency.

   The meat processing activities of the Company are conducted in its plants located in San Francisco, California. The meat processing activities of Swiss American are typified by its processing of pepperoni, its principal product, which consists of the following steps: (i) the purchase of frozen beef and pork trimmings with a guaranteed lean content; (ii) the blending of the meat into the Company's meat product while carefully controlling the consistency and content of the product; (iii) the addition of spices and preservatives to the product;
(iv) the extrusion of the product into sausage casings; (v) the oven cooking of the product in the casings; and (vi) the drying of the cooked product. Throughout the production process, the Company subjects its meat products to quality control inspection for the purposes of satisfying U.S. Department of Agriculture regulations, meeting customer specifications and assuring a consistent quality of the products to the Company's customers.

   In addition to pepperoni and sausage, the Company processes a relatively small amount of other meat products, including crumbles which are quick-frozen nuggets of a pre-cooked meat product, such as the sausage on a sausage pizza. The Company's crumbles line, which became operational in 1993, extrudes the ground and blended ingredients into nuggets which are cooked and quick-frozen in one continuous operation.

   The Company estimates its processing capacity in its San Francisco plants to be 27,000,000 pounds per year. Although the Company does not have space within its San Francisco plants to further increase its capacity to produce its processed meat products, the plants' capacity is adequate for the currently contemplated needs of the Company.


Royal-Angelus
-------------

   During the years ended December 31, 1995 and 1994, sales by Royal-Angelus accounted for 41.7% and 33.8%, respectively, of the Company's net sales. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

   Royal-Angelus' food processor and canner customers use the Company's pasta to produce retail products in which pasta is an ingredient, such as pasta salads, soups and entrees. Royal-Angelus' private label customers are regional and national food suppliers that sell pasta under their own labels, purchased in bulk from the Company or packaged by the Company. Royal-Angelus' food service distributor customers supply pasta to restaurants, institutional purchasers, and some retail establishments. The Company also sells its pasta products to government agencies, the military, schools and other pasta manufacturers.

   Beginning in the latter part of 1987, the Company's pasta products have been produced at Royal-Angelus' production plant in Chino, California. The Company purchased the new plant in October, 1987 using proceeds from the Company's initial public offering of its shares. The plant has production capacity estimated at 25,000,000 pounds per year, adequate for current production needs. Additional space will eventually be required if pasta sales continue to increase.

   In the basic pasta production process, durum semolina flour is mixed with water and the mixture is extruded into one of many shapes, cut to the proper length, dried, packaged and shipped to the Company's customers. If required by the particular variety of pasta, a different flour is used or flour is blended with egg powder, vegetable powder or other ingredients before the water is added. No preservatives are used in making pasta.

   Royal-Angelus competes with several national and regional pasta manufacturers, many of which have greater financial resources than the Company. The Company competes in the pasta business by emphasizing predictable quality and consistency and by its capability of producing a larger variety of pastas with shorter lead times and production runs than most of its larger competitors.


Suppliers
---------

   The primary ingredients used by the Company in processed meat products are beef, pork, spices and casings and in pasta products are flour, egg powder and vegetable powder. The ingredients are purchased from suppliers at prevailing market prices. The Company has not recently experienced any shortages in the supply of ingredients and generally expects the ingredients to continue to be available for the foreseeable future.


Patents, Trademarks and Licenses
--------------------------------

   The Company owns no patents. It owns the United States registered trademarks "Royal" with the crown design and "Vegeroni" for use on pasta products and licenses from the Del Monte Company until 2009 the United States registered trademark "Capo di Monte" for use on meat products. Registrations of the trademarks owned by the Company must be and are renewed from time to time.
Royal and Vegeroni are used on consumer products in limited distribution. Capo di Monte is not used on consumer products. No substantial portion of the Company's sales is dependent upon any trademark.

Commodity Price Fluctuations and Availability
---------------------------------------------

   The Company contracts to sell its products at a fixed price for production and delivery in the future (generally four to six months or less). The Company is, therefore, subject to the risk of price fluctuations with respect to its product ingredients from the time the Company contracts with its customers until the time the Company purchases the commodities used to fill the orders. Prices for meat and flour, the Company's major product ingredients, fluctuate widely based upon supply, market speculation, governmental trade and agricultural policies, and other unpredictable factors. The price of durum semolina flour, the pasta division's primary ingredient, increased about 50% following the storms in the Midwest in 1993 and remained up during 1994 and 1995.

   The Company is able to contract at fixed prices for delivery of domestic beef and pork up to 30 days in advance, imported beef and sometimes pork up to 90 days in advance, and flour up to 90 days or more in advance. The Company generally covers its committed sales by purchasing commodities at fixed prices for future delivery, but is subject to the risk of commodity price fluctuations when it contracts for sales beyond the period it can cover or when it orders commodities in anticipation of sales.


Effects of Inflation
--------------------

   It is the Company's general policy, subject to current competitive conditions, to pass on increases in costs of commodities used in production by increasing prices of the products it sells to its customers. However, because the Company agrees on the price of its products to its customers in advance of purchasing the product ingredients, there may be a delay in passing on increasing commodity costs to customers, temporarily decreasing profit margins. Competitive conditions may limit the Company's ability to pass on commodity price increases to its customers, prolonging or increasing the adverse effect on profit margins.


Marketing and Distribution
--------------------------

   The Company's processed meat and pasta products have been marketed primarily by the Company's management personnel, food brokers, and three full-time salaried salesmen. Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.


Dependency on a Limited Number of Large Customers
-------------------------------------------------

   A substantial portion of the Company's revenues has in recent years resulted from sales to a few customers. See Note 12 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 1995:

                     Number of   Division    Company
Division             Customers    Sales %    Sales %
--------             ---------   ---------   --------
 Swiss American              3         52%        30%
 Royal-Angelus               3         27%        12%
                             -                    --
     Totals                  6                    42%

   The Company fills orders as they are received from its customers, normally within a few weeks or less, and does not have a meaningful backlog of orders for its products. The Company carries significant inventories of its products for only a few major customers, and does not provide extended payment terms to customers.


Food Industry Risks
-------------------

   The business of the Company is subject to the risks inherent in the food industry, including the risk that a food product or ingredient may be banned or its use limited or declared unhealthful, that product tampering or contamination will require a recall or reduce sales of a product, or that a product's acceptability will diminish because of generally perceived health concerns or changes in consumer tastes.


Employees
---------

        As of December 31, 1995, the Company employed 131 full-time employees, 67 in production at Swiss American in San Francisco, California, 52 in production at Royal-Angelus in Chino, California, 4 in clerical and office functions, 2 in sales activities, and 6 in management activities.

        The Company's San Francisco plant employees are represented by the United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.


Health Benefits
---------------

        From April 1, 1991 to December 31, 1993, the Company was totally self-funded for Company provided health insurance benefits for its non-union employees. On January 1, 1994, the Company became partially insured for the excess over $30,000 of claims of any covered person incurred and paid during the year, increased to $40,000 for 1996, but remains self-funded for claims up to $40,000. The Company is exposed to the risk of an extraordinary number of significant claims but not one or more very large claims.


Regulation
----------

        Food products purchased, processed and sold by the Company are subject to various federal, state and local laws and regulations, including the federal Meat Inspection Act and the Federal Food, Drug and Cosmetic Act. Since 1984, the Company has qualified for the U. S. Department of Agriculture's Total Quality Control System Program which enables the Company to self-inspect its meat products and production conditions and techniques. As required by law, U.S. Department of Agriculture employees visit the Company's plants in San Francisco to inspect meat products processed by the Company and to review the Company's self-inspection records. The Company is also subject to various federal, state and local regulations regarding workplace health and safety, environmental protection, equal employment opportunity and other matters. The Company maintains quality control departments at both its San Francisco and Chino facilities for purposes of testing product ingredients and finished products to ensure the production of products of predictable quality and consistency, as well as compliance with applicable regulations and standards.


ITEM 2.  PROPERTIES

        The Company's main meat processing plant is an approximately 48,000 square foot facility located in San Francisco occupied under a lease which expires in 1998. In 1990 the Company occupied under a lease expiring in 2001, an approximately 45,000 square foot facility nearby its main plant which it improved by building a dryer and relocating its slicing operations. The 1990 expansion increased the annual capacity of the division from an estimated 16,000,000 pounds per year to 20,000,000 pounds. In 1993 the Company added a new crumbles line at its original facility, increasing the estimated capacity of the division to 27,000,000 pounds per year, adequate for the currently contemplated needs of the division.

        The Company's pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. The plant was built for lease to the Company, but was purchased by the Company in October 1987. During 1990 the Company added a second short goods production line, raising the capacity of the plant from about 14,000,000 pounds to about 25,000,000 pounds annually. In January 1996, the Company began the installation of a third short goods production line expected to be completed by mid-year at a cost of about $100,000, adding about 5,000,000 pounds of annual capacity. The Chino plant has capacity to fulfill the Company's near term production needs, but additional space would currently be useful and will become essential if pasta sales continue to increase.

        In April 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant at a cost of $1,283,000, using funds from working capital and a $975,000 term loan. The building was purchased subject to an existing lease to a tenant extending to October 31, 1998. In December 1995, the Company and the tenant agreed to terminate the lease effective February 29, 1996. The Company has leased 60% of the building to a cold storage manufacturer for 3 years beginning March 1, 1996 and intends to occupy the remaining 40% as part of its pasta plant.

        The Company has not carried earthquake insurance on any of its properties, except its original pasta plant building beginning in 1993.


ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in routine claims and litigation incidental to its business. Management believes that none will have a material adverse effect on the Company's business or financial condition.


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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was traded on the over-the-counter market and was reported on The National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") from January 19, 1988 through May 9, 1991, when the Company's common stock was admitted to trading on the American Stock Exchange under the symbol "PZA". The following table sets forth high and low prices as traded on the American Stock Exchange:

                             Quarter of Fiscal Year Ended December 31

                               First    Second     Third    Fourth
                              -------   -------   -------   ------
             1993      High   2-7/16    2-5/8     3-11/16   3-3/8
                       Low    1-3/4     2         2-1/2     2-7/8
             1994      High   3-1/4     2-15/16   3         3
                       Low    2-13/16   2-11/16   2-3/8     2-1/4
             1995      High   2-13/16   2-3/4     3-1/16    5-3/8
                       Low    2-3/8     2-1/4     2-5/16    2-7/16

The closing price on December 31, 1995 was $3-1/2.

Common Stock
------------

        The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 1995 the Company had issued and outstanding 2,738,631 shares held by 248 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

        Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988, and has paid the following annual amounts per share:

                 1995    1994     1993   1992    1991   1990   1989   1988
     DIVIDENDS  $0.18  $0.1725  $0.1625  $0.16  $0.14  $0.125  $0.11  $0.10

The declaration and timing of future dividends, if any, will depend on the Company's financial condition and results of operations and other factors deemed relevant by the Board.

        All outstanding shares of common stock are fully paid and nonassessable and are not subject to redemption. Holders of common stock are entitled to one vote for each share held of record and have cumulative voting rights in the election of directors. Holders of common stock do not have preemptive rights and have no right to convert their shares into any other security. Upon liquidation of the Company, the holders of common stock would share ratably in all assets of the Company after the payment of all liabilities.

        The transfer agent and registrar for the Company is First Interstate Bank of California, 707 Wilshire Boulevard W11-2, Los Angeles, CA 90017, (800) 522-6645, with mailing addresses for: transfers - P.O. Box 54261, Los Angeles, CA 90054; change of address - P.O. Box 54263, Los Angeles, CA 90054; general, missing dividends and lost certificates - P.O. Box 30609, Los Angeles, CA 90030.


Common Stock Repurchase and Sales
---------------------------------

        The Company has had an announced intention to repurchase shares of its common stock since January 11, 1988. Currently, purchases are authorized up to the number of shares issued under the Company's 1988 Employee Stock Purchase Plan. Purchases are made from time to time on the open market or in privately negotiated transactions. In addition, the Company must accept outstanding shares at fair market value in payment of the exercise price of options under the Company's 1987 Incentive Stock Option Plan.

        In 1995, the Company received 18,500 shares in payment of the exercise price of options at an average fair market value of $3.84. In addition, in 1995 the Company purchased 52,289 shares of its common stock at an average cost of $2.71 per share. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

        Under the Employee Stock Purchase Plan, in 1995 employees purchased 57,223 newly issued shares at an average price of $2.70 per share. Employees have purchased a total of 286,978 shares under the plan through December 31, 1995, at an average price of $3.12 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $140,000 per year.

        Employees exercised Incentive Stock Options in 1995 to purchase 53,555 shares at an exercise price of $2.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below under the headings STATEMENT OF OPERATIONS DATA and BALANCE SHEET DATA for, and as of the end of, each of the years in the five-year period ended December 31, 1995 is derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 1995, and the report thereon, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

                                                            Year Ended December 31,
                                            ------------------------------------------------------------
                                             1995          1994        1993         1992          1991
                                            --------     --------     ------       -------       -------
                                                 (Amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales                                   $23,424       26,265      22,924       22,570        30,080
Cost of sales                                21,348       23,812      21,155       20,743        27,505
                                            -------       ------      ------       ------        ------
Gross profit                                  2,076        2,453       1,769        1,827         2,575

Distribution, general and
 administrative expenses                      2,021        2,082       1,954        1,984         1,980
                                            -------       ------      ------       ------        ------
Operating income (loss)                          55          371        (185)        (157)          595

Interest income (expense), net                  (66)          (7)          3           (7)         (163)

Other income, net                               184          156         161           80            64
                                            -------       ------      ------       ------        ------

Earnings (loss) before
 income tax expense (benefit)                   173          520         (21)         (84)          496
Income tax expense (benefit)                     84          200          (5)         (24)          182
                                            -------       ------      ------       ------        ------
Earnings (loss) from
 continuing operations                           89          320         (16)         (60)          314

Earnings from discontinued operations (1)         -            -           -            -           476
                                            -------       ------      ------       ------        ------
Net earnings (loss)                         $    89          320         (16)         (60)          790
                                            =======       ======      ======       ======        ======

Earnings (loss) per share:
  From continuing operations                   $.03          .12        (.01)        (.02)          .12
  From discontinued operations                    -            -           -            -           .18
                                            -------       ------      ------       ------        ------
Total earnings (loss) per share                $.03          .12        (.01)        (.02)          .30
                                            =======       ======      ======       ======        ======

Cash dividends paid per common share           $.18        .1725       .1625          .16          .145

Weighted average number of common
  shares outstanding (2)                      2,705        2,669       2,653        2,628         2,598

BALANCE SHEET DATA (end of period):
Working capital                             $ 2,832        3,180       3,029        3,438         3,450
Property and equipment (net)                  5,083        4,070       4,258        4,276         4,668
Total assets                                 10,050        9,036       9,126        9,238        10,293
Shareholders' equity                          6,915        7,245       7,274        7,694         8,098
--------------------------------------------------------------------------------------------------------

(1) The Sav-On Food Co. division was sold September 30, 1991, is shown as a discontinued operation net of applicable income taxes, and includes sale of the Sav-On warehouse on December 27, 1991 for an after tax gain of $475,056.

(2) The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, received shares in exercise of incentive stock options and repurchased outstanding shares in the years as shown:

                                              1995           1994         1993         1992       1991
                                            -------         ------       ------       ------     ------
    Purchase Plan Shares Sold                57,223         54,461       46,485       41,201     34,722
    Incentive Option Shares Sold             53,555         52,000            -            -          -
    Received in Exercise of Options          18,500         31,457            -            -          -
    Outstanding Shares Repurchased           52,289         28,757       32,736       16,692      6,387

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The following table sets forth operating data for the years ended December 31, 1995, 1994 and 1993:

                                                                          Year Ended December 31,
                                                         ---------------------------------------------------------
                                                               1995                1994                1993
                                                         -----------------   -----------------   -----------------
                                                                           (Dollars in thousands)
Net sales                                                $23,424    100.0%   $26,265    100.0%   $22,924    100.0%
Cost of sales                                             21,348     91.1     23,812     90.7     21,155     92.3
                                                         -------    -----    -------    -----    -------    -----
Gross profit                                               2,076      8.9      2,453      9.3      1,769      7.7

Distribution, general and administrative expenses          2,021      8.7      2,082      7.9      1,954      8.5
                                                         -------    -----    -------    -----    -------    -----
Operating income (loss)                                       55       .2        371      1.4       (185)     (.8)

Interest income (expense), net                               (66)     (.3)        (7)       -          3        -
Other income, net                                            184       .8        156       .6        161       .7
                                                         -------    -----    -------    -----    -------    -----

Earnings (loss) before income tax expense (benefit)          173       .7        520      2.0        (21)     (.1)
Income tax expense (benefit)                                  84       .3        200       .8         (5)       -
                                                         -------    -----    -------    -----    -------    -----
Net earnings (loss)                                      $    89       .4%   $   320      1.2%   $   (16)    (.1)%
                                                         =======    =====    =======    =====    =======    =====

Sales in thousands of pounds by division
 SWISS AMERICAN                                               9,990               11,753              10,691
 ROYAL-ANGELUS                                                18,825              16,688              14,850


Comparison of Years Ended December 31, 1995 and 1994
----------------------------------------------------

          1995 sales of $23,424,000 were down 11% from 1994 sales of $26,265,000, despite record sales by the Royal-Angelus pasta division.

          The Swiss American meat division's sales were down about 21% in dollars and 8.5% in pounds in 1995 versus 1994 and Swiss had an operating loss in 1995 substantially greater than in 1994. Swiss's sales for the 4th quarter of 1995 were down 1.4% in dollars but up 6.2% in pounds compared to the 4th quarter of 1994. Sales decreased proportionately more in dollars than in pounds because of a combination of lower meat costs and intense competition.

          The decrease in sales and profitability at Swiss is a continuation of a long term erosion in sales and profitability which began in 1991 and is attributed to over-capacity to produce pepperoni for pizza, reduced growth in pizza consumption and intense competition. The most likely way to improve Swiss's performance would be to increase its sales. Management has concluded that there is no reasonable prospect of growing Swiss back to profitability and has engaged a consultant to seek a specialty meat processing business complementary to Swiss which could be combined with Swiss to result in a profitable meat business by having a meat plant operating near capacity.

          The Company plans to adopt an accounting standard in 1996 which requires a review of the carrying amount of an operating asset when events indicate the carrying amount may not be recoverable. Swiss has about $1,000,000 of fixed assets which may not be considered fully recoverable if Swiss's operating losses are not reduced. The Company believes that its bank would waive a failure to maintain the minimum tangible net worth required under the Company's bank line of credit caused by a write-down of Swiss assets.

          The Royal-Angelus pasta division's sales increased about 10% in dollars and 13% in pounds in 1995 over 1994, record annual sales in both dollars and pounds for Royal. The pasta division's sales for the 4th quarter of 1995 were up 4.2% in dollars and 22% in pounds over the same quarter of 1994. The percent increases were lower in dollars than in pounds because of sales of a higher proportion of high volume rather than specialty products and the continuing effect of the high cost of flour.

          The cost of semolina flour began rising in 1993 and has been up about 50% from pre-1993 levels since then. This cost increase puts pressure on margins and prices, because if the full increase is passed on to the consumer, less consumption may result and if it is passed on to the Company's customers, they may seek a cheaper supplier. This pressure on margins and prices caused Royal's operating profit to be 6% lower in 1995 than 1994, despite increased sales.

          The Company's gross profit for 1995 was $2,076,000 or 8.9% of net sales compared to $2,453,000 or 9.3% of net sales for 1994. Gross profit decreased absolutely and as a percent of sales because of continuing pressure on margins at both divisions and the inefficiency of operating at low volumes at Swiss. Distribution, general and administrative expenses for 1995 were down about 3% from 1994. Distribution expense was down about $76,000 or 8% compared to an 11% decrease in sales, because salesmen payroll did not decrease and the Company bore the freight on a higher proportion of sales at both divisions. Administrative expense was up about $15,000 primarily because of an increase in bad debt expense.

          Other income increased about $27,000 and net interest expense increased about $60,000 primarily because of rent from the building adjacent to the pasta plant purchased in 1995 and interest on the term loan used to purchase it.


Comparison of Years Ended December 31, 1994 and 1993
----------------------------------------------------

          1994 sales of $26,265,000 were up 14.6% from 1993 as the result of increased sales of the Swiss American meat division and record sales of the Royal-Angelus pasta division.

          The meat division's sales were up 9.3% in dollars and 9.9% in pounds in 1994 versus 1993 and Swiss's increased sales resulted in the improved performance of the Company in 1994. However, Swiss's sales declined in dollars and pounds in each quarter of 1994 compared to the preceding quarter, primarily as a result of a general decline in purchases by Swiss's customers. Swiss's 4th quarter sales were down 20% in dollars and 18% in pounds compared to the 4th quarter of 1993.

          Swiss added discrete new sales which resulted in increasing sales in the 3rd and 4th quarters of 1993 and the 1st quarter of 1994. But sales declined during 1994 because of an underlying long term erosion in sales attributed to an over-capacity to produce pepperoni for pizza, reduced growth in pizza consumption and intense price competition.

          The pasta division sales increased about 27% in dollars and 12% in pounds in 1994 over 1993, record annual sales in both dollars and pounds for Royal. The higher percentage increase in dollars reflects increased flour costs and a higher proportion of sales of specialty rather than bulk products. During the latter part of the 3rd quarter of 1993, following the storms in the Midwest, the price of durum semolina flour, the pasta division's primary ingredient, increased and remained up about 50% during all of 1994. The pasta division's sales for the 4th quarter of 1994 were up 19% in dollars but down 21% in pounds over the same quarter of 1993, the increase in dollars despite a decrease in pounds resulting from the increased sale of specialty items with higher average selling prices.

          Gross profit for 1994 was $2,453,000 or 9.3% of net sales compared to $1,769,000 or 7.7% of net sales for 1993. Gross profit increased absolutely and as a percent of sales because of increased margins at Swiss on higher sales. Royal's gross profit was up slightly in 1994, but down as a percent of sales because of increased flour costs. Distribution, general and administrative expenses for 1994 were up about 6.5% from 1993. Distribution expense was up about $100,000 or 11% compared to a 15% increase in sales, because Royal's higher prices did not produce higher shipping costs. Administrative expense was up about $30,000 for 1994 compared with 1993, mainly due to a $60,000 increase in officer payroll and a $40,000 increase in health care expense, offset by a $60,000 reduction in bad debt expense.

          Other income decreased slightly because of reduced royalties associated with the discontinued Sav-On distribution division. Net interest declined $10,000 from income in 1993 to an expense in 1994 due to higher bank borrowings, but the Company had no borrowings under its bank line from October 26, 1994 to December 31, 1994.


Liquidity and Capital Resources
-------------------------------

          The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At December 31, 1995 the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1995 to expire June 1, 1996, and bears interest at a variable rate of 3/8% over prime. The line as renewed prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,890,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled during the 3rd quarter of 1995.

          On April 7, 1995, the Company purchased an approximately 44,000 square foot building adjacent to the Company's pasta plant at a cost of $1,283,000, using funds from working capital and $975,000 borrowed from Wells Fargo Bank, NA, under a 5 year term loan bearing interest at 2% over the bank's "LIBOR" rate. The loan is secured by the property, is payable in monthly payments of $705 principal plus accrued interest and will have a $932,700 principal balance payable at the end of the term. At December 31, 1995 the loan had a $968,655 balance, including the $8,460 current portion. The building was purchased subject to an existing lease to a tenant extending to October 31, 1998. In December 1995, the Company and the tenant agreed to terminate the lease effective February 29, 1996. The Company has leased 60% of the building to a cold storage manufacturer for 3 years beginning March 1, 1996 and intends to occupy the remaining 40% as part of its pasta plant.

          The Company's pasta plant in Chino, California has an estimated production capacity of 25,000,000 pounds per year compared to about 18,825,000 pounds sold in 1995. The plant's excess capacity has varied between short goods (e.g., macaroni) and long goods (e.g., spaghetti). The Company has from time to time increased whichever capacity appeared most likely to become deficient. In January 1996, the Company began the installation of a third short goods production line expected to be completed by mid-year at a cost of $100,000, adding about 5,000,000 pounds of annual capacity. There is space in the plant to expand the long goods capacity at the sacrifice of needed warehouse space. The plant has the capacity to fulfil the Company's near term production needs, but additional space would currently be useful and will become essential if pasta sales continue to increase. The building adjacent to the pasta plant was purchased to provide this additional space.

          Swiss American Sausage division's San Francisco meat processing plant has an estimated production capacity of 27,000,000 pounds per year, including about 7,000,000 per year of crumbles and 20,000,000 of sausage and other meat products, compared to about 9,990,000 pounds sold in 1995. The meat plant's present capacity is adequate for the currently contemplated needs of the division.

          Additions to property and equipment of about $300,000 are anticipated for 1996, including the pasta plant short goods line.

          In 1993 cash decreased about $534,000. Operating activities produced about $207,000, essentially depreciation plus the small decreases in inventories and prepaid expenses less the loss and less the excess of the increase in receivables over the increases in payables and accrued expenses. Investing activities used $437,000 for capital improvements and financing activities used $304,000 for dividends less net stock proceeds and less $100,000 borrowed under the bank line.

          In 1994 cash decreased about $51,000. Operating activities produced about $700,000 of cash from earnings, depreciation, reduced receivables and increased accrued expenses, offset by higher inventories and lower accounts payable. Investing activities used $302,000 for net capital expenditures and financing activities used $450,000 for dividends and reduction of bank debt, less net stock proceeds.

          In 1995 cash increased about $294,000. Operating activities produced about $1,297,000 primarily from earnings, depreciation, a decrease in inventories and increases in accounts payable and accrued expenses. Investing activities used $578,000 for net capital expenditures and financing activities used $425,000 for dividends offset by net stock proceeds.

          In the latter part of 1993, especially the 4th quarter, the Company's business expanded, and accounts receivable increased with increasing sales, offset by a smaller increase in payables from increased purchases of raw materials. Inventories did not increase because production did not keep up with increased sales. The Company also made substantial capital improvements in 1993 at both plants, including the new crumbles line at Swiss.

          In 1994, for the first 3 quarters, both divisions had higher sales in dollars and pounds than in the same quarter of 1993, but in the 4th quarter of 1994 Swiss's sales declined compared with the 4th quarter of 1993, resulting in higher inventories at year end than desired.

          During 1995 Company sales decreased and inventories were reduced by over $500,000. The Company purchased the building adjacent to the pasta plant in 1995, incurring $975,000 of long term debt and using about $300,000 of cash.

          In 1996 quarterly cash dividends will continue to be paid if the Board believes that earnings and cash flow are adequate.

          The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant.
The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $154,630 in 1995 and may be as much as $140,000 or more in 1996.

          The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the needs of its operations for the foreseeable future.

          The Company has no long term debt other than the $968,655 secured by the land and building adjacent to the pasta plant. All of its other assets, including inventories, receivables, equipment and its original Chino pasta plant are unencumbered, and could be borrowed against as a source of liquidity if an unforeseen need arises.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements and Supplementary Data are submitted in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on Page F-1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

          JOHN D. DETERMAN, age 63, has been a vice president and director of the Company since its formation in 1972, General Counsel from 1986 to 1992, and Chairman and Chief Executive Officer since 1992. He is a member of the audit and option committees.

          THEODORE L. ARENA, age 53, has been the General Manager of Swiss American since 1976 and has been the President and a director of the Company since 1985. He is the nephew of Louis A. Arena, a director of the Company.

          RONALD A. PROVERA, age 58, has been the secretary and a director of the Company since its formation in 1972 and was the General Manager of Sav-On from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to Royal-Angelus. He is a member of the option committee.

          SANTO ZITO, age 59, has been the Company's plant engineer since 1976, and a vice president and director of the Company since its formation in 1972. He is currently providing engineering support to Royal-Angelus. He is a member of the option committee.

          THOMAS J. MULRONEY, age 50, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

          JAMES P. MCCLUNE, age 45, has been the General Manager of the pasta division since 1989, its operations manager from 1987 to 1989, a vice president since 1991, and a director since 1992.

          LOUIS A. ARENA, age 73, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the Royal-Angelus Macaroni Co. division from 1975 until his retirement in 1989.

          JOSEPH W. WOLBERS, age 66, has been a director of the Company and Chairman of the audit committee since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950.

          JOHN M. BOUKATHER, age 59, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company and member of the audit committee since 1987.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth for the years ended December 31, 1995, 1994 and 1993, all compensation of all executive officers of the Company serving at December 31, 1995.

                                                    Annual        SEP/IRA
Name and Position                          Year     Salary     Contributions
-----------------                          -----   --------    -------------
John D. Determan,                          1995   $ 63,098       $ 9,465
 Chief Executive Officer                   1994    100,686        15,103
                                           1993     61,263         9,189

Theodore L. Arena,                         1995    105,887        15,883
 President                                 1994    104,973        15,745
                                           1993    102,842        15,426

Ronald A. Provera,                         1995    103,338        15,501
 Secretary                                 1994    102,474        15,371
                                           1993    102,242        15,336

Santo Zito,                                1995    111,586        16,738
 Vice President                            1994    104,548        15,682
                                           1993    103,220        15,483

James P. McClune,                          1995    100,484        15,073
 Vice President                            1994    100,413        15,062
                                           1993     87,516        13,127

Thomas J. Mulroney,                        1995    101,693        15,254
 Chief Financial Officer                   1994    101,262        15,189
                                           1993     88,460        13,269

          See Incentive Stock Option Plan below for information on Incentive
              ---------------------------
Stock Options.  See Simplified Employee Pension Plan below for more information
                    --------------------------------
on SEP/IRA Contributions.

          The Company does not currently pay bonuses or deferred compensation to any executive officer and does not provide them with automobiles, other perquisites, employment contracts or "golden parachute" arrangements. Officers who are over 5% shareholders have not received an increase in their basic weekly wage since 1986, except that the compensation of John D. Determan, currently at the same basic wage as it had been since 1986, was increased only for the year 1994 to $100,000. The annual salary is as reported on Form W-2 and includes the cost of life insurance and other costs taxable to the officer.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

          The Company has no compensation committee. All executive officers are members of the Board and participate in the Board's deliberations concerning executive compensation.

Simplified Employee Pension Plan
--------------------------------

          In 1988, the Company adopted a Simplified Employee Pension-Individual Retirement Accounts ("SEP-IRA") plan and executed SEP-IRA Agreements with Wells Fargo Bank, N.A. and Dean Witter Reynolds Inc., covering all employees at least 18 years old who have worked at least six months and earned at least $300 during the year, except certain union employees.

          The Company makes contributions under the plan at the discretion of the Board, allocated in proportion to compensation, to an Individual Retirement Account ("IRA") established by each eligible employee.

          Contributions, up to 15% of eligible compensation, are deductible by the Company and not taxable to the employee. An employee may withdraw SEP-IRA funds from the employee's IRA. Withdrawals are taxable as ordinary income, and withdrawals before age 59-1/2 may be subject to tax penalties.

          For 1995, the Company contributed $393,196 to IRA's under the plan.


Incentive Stock Option Plan
---------------------------

          In April 1987, the Company adopted an Incentive Stock Option Plan under Section 422A of the Internal Revenue Code of 1986. Under the plan, as amended in 1988, for a period of 10 years from the date of adoption, an Option Committee appointed by the Board of Directors is authorized in its discretion to grant to key management employees options to purchase up to an aggregate of 261,704 shares of common stock of the Company. The options may become exercisable in such installments as may be established by the Option Committee. The purchase price of shares covered by an option may not be less than the market value of the shares on the date of grant. The term of an option may not exceed 10 years and an option may not become exercisable in any year with respect to the purchase of more than $100,000 worth of shares based on the market value on the date of grant.

          In August 1987, options were granted under the plan to purchase 185,000 shares at a price of $7.00 per share, 125,000 to Theodore L. Arena, 30,000 to Thomas J. Mulroney and 30,000 to another employee. In June 1988, those options were terminated and options were granted to purchase 230,000 shares at a price of $3-5/8 per share, 155,000 to Mr. Arena, 30,000 to Mr. Mulroney, 10,000 to James P. McClune and the balance to two other employees. In December 1992, the outstanding options were terminated and options were granted to purchase 260,000 shares at a price of $2-1/4 per share, 150,000 to Mr. Arena, 30,000 to Mr. Mulroney, 30,000 to Mr. McClune and the balance to three other employees.

          No options were exercised prior to 1994. In 1994, options were exercised to purchase 52,000 shares, including 30,000 by Mr. Arena, 6,000 by Mr. Mulroney and 6,000 by Mr. McClune. In 1995, options were exercised to purchase 53,555 shares. The following table shows, for the three executive officers, the number of shares acquired on exercise of options in 1995, the value realized on exercise of the options based on the year end closing price of $3-1/2, the number of unexercised options held on January 1, 1996, the number exercisable and unexercisable and their aggregate value based on the year end closing price.

    Aggregate Option Exercises in 1995 and Option Values at January 1, 1996
    -----------------------------------------------------------------------

                                                       Number of Unexercised     Value of Unexercised In-the-
                        Shares Acquired    Value         Options at 1/1/96         Money Options at 1/1/96
Name                      on Exercise     Realized   Exercisable/Unexercisable    Exercisable/Unexercisable
---------------------   ---------------   --------   -------------------------   ----------------------------

Theodore L. Arena           30,000         $37,500          90,000/  -0-                 $112,500/  -0-
Thomas J. Mulroney           6,000         $ 7,500          18,000/  -0-                 $ 22,500/  -0-
James P. McClune             7,555         $ 9,444          16,445/  -0-                 $ 20,556/  -0-

Compensation of Directors
-------------------------

        Directors who are not officers or employees are paid a fee of $500 for each board meeting or board committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership
--------------------------

        The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (9 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 1995.

                                                     Shares Beneficially Owned
                                         --------------------------------------------
                                          Without Options(3)    Options Exercised(4)
                                         --------------------   ---------------------
             Name or Category(1)           Number     Percent      Number     Percent
             ------------------          ---------   --------   ----------   --------
             John D. Determan              335,327      12.2%      335,327      11.7%
             Penny S. Bolton (2)           378,463      13.8%      378,463      13.2%
             Theodore L. Arena             140,994       5.2%      230,994       8.1%
             Ronald A. Provera             322,330      11.8%      322,330      11.3%
             Santo Zito                    342,530      12.5%      342,530      12.0%
             Thomas J. Mulroney             20,900        .8%       38,900       1.4%
             James P. McClune               15,711        .6%       32,156       1.1%
             Louis A. Arena                288,030      10.5%      288,030      10.1%
             John M. Boukather               1,500        .1%        1,500        .1%
             Joseph W. Wolbers               6,650        .2%        6,650        .2%
             Officers and Directors      1,473,972      53.8%    1,598,417      55.8%
             Shares Outstanding          2,738,631       100%    2,863,076       100%
-------------------------------------------------------------------------------------

(1) The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.

(2) Penny S. Bolton is the widow of James H. Bolton, former chairman of the Company. Her shares are not included in the group's shares.

(3) Excludes options under the Company's Incentive Stock Option Plan to Theodore L. Arena to purchase 90,000 shares, to Thomas J. Mulroney to purchase 18,000 shares, to James P. McClune to purchase 16,445 shares and to all officers and directors as a group to purchase 124,445 shares.

(4) The options of Messrs. Arena, Mulroney, McClune and the group are deemed exercised.

  No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.


Management Stock Transactions
-----------------------------

  During the specified quarter of 1995, officers and directors purchased the following numbers of shares of the Company's common stock: 1st quarter, none; 2nd quarter, Santo Zito, vice president and director - 4,600 shares, Thomas J. Mulroney, Chief Financial Officer and director - 4,000 by exercise of incentive stock options; 3rd quarter, James P. McClune, General Manager of the pasta division and director - 5,000, including 4,000 by exercise of options, Mr. Mulroney - 1,440 by exercise of options; 4th quarter, Theodore L. Arena, President, General Manager of the meat division and director - 30,000 by exercise of options, Mr. McClune - 3,555 by exercise of options, Mr. Mulroney - 1,820 by exercise of options. Officers and directors reported sales during the year of the following numbers of shares of the Company's common stock: Louis A. Arena, director - 18,900 shares; a corporation 50% owned by Mr. Zito - 4,900; and Theodore L. Arena - 500. Also Theodore L. Arena used 11,250 shares and Mr. McClune used 5,000 shares to pay the exercise price of incentive stock options.

  Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 1995 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There are no transactions with related parties required to be disclosed under the above caption in this report.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

Financial Statements and Schedules
----------------------------------

          The Financial Statements and Schedule filed with this report are in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on page F-1.

Exhibits
--------
 3.7     Bylaws of the Company, as in effect on January 16, 1989 (1), (3)

 3.8 Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)

 3.9 Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)

 3.10 Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)

 3.11    Amendment to Bylaws of the Company re Annual Meeting in April (7)

 3.12    Amendment to Bylaws of the Company re relocating Principal Executive
         Office to Chino, California (8)

 4.3     Form of Certificate evidencing common stock (8)

10.2     1987 Incentive Stock Option Plan, as amended to date (1)

10.4 Lease Agreement dated October 27, 1978 between the Company, as the successor in interest to the Lessee, Swiss-American Sausage Co., and Alfredo L. Caceres and Doris Caceres, as Lessor, of the first Swiss
         American San Francisco Plant (1)

10.20    1988 Stock Purchase Plan of the Company (4)

10.22    Dean Witter Simplified Employee Pension Plan Employer Agreement dated
         August 8, 1988 (5)

10.23 Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)

10.26    Lease Agreement dated May 28, 1990 between the Company and Alexander M.
         and June L. Maisin, as Lessor, of the second Swiss American San
         Francisco Plant (7)

10.35    Credit Agreement dated February 1, 1995 between the Company and Wells
         Fargo Bank, National Association and First Amendment thereto dated
         April 10, 1995

10.36    Standard Industrial/Commercial Single-Tenant Lease - Gross dated
         December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and
         Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue,
         Chino, CA

10.37    Consultant Agreement dated December 4, 1995 between the Company and
         Stephen Horowitz & Associates, Inc. to find a business to be combined with Swiss American

10.38    Collective Bargaining Agreement dated December 6, 1995, between the
         Company and United Food and Commercial Workers Union Local 101, AFL-CIO

24.1     Report and Consent of KPMG Peat Marwick LLP

27       EDGAR Financial Data Schedule
________________________________________________________________________________

(1)   Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2) Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3) Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)   Exhibit to 1987 Form 10-K Annual Report
(5)   Exhibit to 1988 Form 10-K Annual Report
(6)   Exhibit to 1989 Form 10-K Annual Report
(7)   Exhibit to 1990 Form 10-K Annual Report
(8)   Exhibit to 1991 Form 10-K Annual Report

Reports on Form 8-K
-------------------

     During the year ended December 31, 1995 the Company filed one report on Form 8-K in April 1995 for the April 7, 1995 purchase of the building adjacent to the pasta plant.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   February 27, 1996                     PROVENA FOODS INC.


                                              By /s/ John D. Determan
                                                --------------------------------
                                                     John D. Determan
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                             Date
     ---------                            -------                           ------
/s/ John D. Dterman              Chairman of the Board (Principal       February 27, 1996
-----------------------------    Executive Officer) and Director
    John D. Determan

/s/ Theodore L. Arena            President and Director                 February 27, 1996
-----------------------------
    Theodore L. Arena

/s/ Ronald A. Provera            Vice President, Sales, Secretary and   February 27, 1996
-----------------------------    Director
    Ronald A. Provera

/s/ Santo Zito                   Vice President and Director            February 27, 1996
-----------------------------
    Santa Zito

/s/ Thomas J. Mulroney           Chief Financial Officer (Principal     February 27, 1996
-----------------------------    Financial and Accounting Officer)
    Thomas J. Mulroney


/s/ James P. McClune             Vice President and Director            February 27, 1996
-----------------------------
    James P. McClune

/s/ Louis A. Arena               Director                               February 27, 1996
-----------------------------
    Louis A. Arena

/s/ Joseph W. Wolbers            Director                               February 27, 1996
-----------------------------
    Joseph W. Wolbers

/s/ John M. Boukather            Director                               February 27, 1996
-----------------------------
    John M. Boukather

               PROVENA FOODS INC.

               SEC Form 10-K

               Items 8 and 14 (a)(1)

               Financial Statements and Schedule

               December 31, 1995, 1994 and 1993

               (With Independent Auditors' Report Thereon)

                               PROVENA FOODS INC.

                              Items 8 and 14(a)(1)


                   Index to Financial Statements and Schedule
                   ------------------------------------------

                                                                                      Page
                                                                                      ----
Independent Auditors' Report                                                           F-2
Balance Sheets - December 31, 1995 and 1994                                            F-3
Statements of Operations - Years ended December 31, 1995, 1994  and 1993               F-4
Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993      F-5
Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993                F-6
Notes to Financial Statements                                                          F-8

Schedule
--------
II--Valuation and Qualifying Accounts and Reserves                                   F-16

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Provena Foods Inc.:

 We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 1995 and 1994, and the related statements of operations, shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       KPMG Peat Marwick LLP

Orange County, California
February 6, 1996

                               PROVENA FOODS INC.

                                 Balance Sheets
                                 --------------

                           December 31, 1995 and 1994

                 ASSETS                            1995           1994
                                                -----------    ----------
Current assets:
  Cash and cash equivalents                     $   350,843        56,593
  Accounts receivable, less allowance for
   doubtful accounts of $54,700 in 1995
   and $17,000 in 1994 (note 12)                  2,199,671     2,021,095
  Inventories (note 2)                            2,297,322     2,799,819
  Prepaid expenses (note 9)                          67,053        58,347
  Income taxes receivable (note 9)                    2,342            --
                                                -----------     ---------
          Total current assets                    4,917,231     4,935,854
                                                -----------     ---------
Property and equipment, net (notes 3 and 6)       5,082,899     4,070,035
Other assets (note 9)                                49,384        30,412
                                                -----------     ---------
                                                $10,049,514     9,036,301
                                                ===========     =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $     8,460            --
  Accounts payable                                  793,755       669,725
  Accrued expenses (note 7)                       1,283,026     1,086,040
                                                -----------     ---------
           Total current liabilities              2,085,241     1,755,765
                                                -----------     ---------

Deferred income (note 4)                             89,004        35,667
Long-term debt, net of current portion (note 6)     960,195            --

Shareholders' equity (notes 8 and 11):
  Capital stock, no par value; authorized
   10,000,000 shares; 2,738,631 and 2,698,642
   shares issued and outstanding at
   December 31, 1995 and 1994, respectively       4,104,173     4,041,695
  Retained earnings                               2,814,169     3,212,912
  Note receivable from shareholder (note 8)          (3,268)       (9,738)
                                                -----------     ---------
           Total shareholders' equity             6,915,074     7,244,869


Commitments and contingencies
  (notes 5, 10, 13 and 14)
                                                -----------     ---------
                                                $10,049,514     9,036,301
                                                ===========     =========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                            Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993

                                                  1995          1994          1993
                                              -----------    ----------    ----------
Net sales (note 12)                           $23,424,677    26,265,478    22,924,100
Cost of sales                                  21,348,187    23,812,347    21,154,612
                                              -----------    ----------    ----------
          Gross profit                          2,076,490     2,453,131     1,769,488
                                              -----------    ----------    ----------
Operating expenses:
  Distribution                                    880,316       956,399       857,941
  General and administrative (note 10)          1,140,709     1,125,395     1,096,491
                                              -----------    ----------    ----------
                                                2,021,025     2,081,794     1,954,432
                                              -----------    ----------    ----------
          Operating income (loss)                  55,465       371,337      (184,944)

Interest expense, net                             (66,089)       (7,408)        2,773
Other income, net (note 3)                        183,640       156,499       160,989
                                              -----------    ----------    ----------

          Earnings (loss) from operations
            before income tax expense
            (benefit)                             173,016       520,428       (21,182)

Income tax expense (benefit) (note 9)              84,224       200,200        (4,700)
                                              -----------    ----------    ----------
Net earnings (loss)                           $    88,792       320,228       (16,482)
                                              ===========    ==========    ==========
Net earnings (loss) per share                 $       .03           .12          (.01)
                                              ===========    ==========    ==========
Weighted average number of shares
  outstanding                                 $ 2,705,398     2,669,336     2,652,522
                                              ===========    ==========    ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1995, 1994 and 1993

                                                     Capital stock                              Note
                                                -------------------------                    receivable            Total
                                                  Shares                     Retained          from            shareholders'
                                                  issued       Amount        earnings       shareholder           equity
                                                -----------   -----------    ----------     ------------       -------------
Balance at December 31, 1992                     $2,638,646    3,913,803      3,802,007          (21,443)         7,694,367

Repurchase of capital stock                         (32,736)     (95,199)            --               --            (95,199)

Sale of capital stock                                46,485      117,034             --               --            117,034

Cash dividends paid, $.1625 per share                    --           --       (431,140)              --           (431,140)

Payment on shareholder note receivable (note 8)          --           --             --            5,655              5,655

Net loss                                                 --           --        (16,482)              --            (16,482)
                                                -----------   -----------    ----------     ------------       -------------
Balance at December 31, 1994                      2,652,395     3,935,638     3,354,385          (15,788)         7,274,235

Repurchase of capital stock                         (60,214)     (167,577)           --               --           (167,577)

Sale of capital stock                                54,461       156,634            --               --            156,634

Exercise of shares under stock
  option plan (note 11)                              52,000       117,000            --               --            117,000

Cash dividends paid, $.1725 per share                    --            --      (461,701)              --           (461,701)

Payment on shareholder note receivable (note 8)          --            --            --            6,050              6,050

Net earnings                                             --            --       320,228               --            320,228
                                                -----------   -----------    ----------     ------------       -------------
Balance at December 31, 1994                      2,698,642     4,041,695     3,212,912           (9,738)         7,244,869

Repurchase of capital stock                         (70,789)     (212,651)           --               --           (212,651)

Sale of capital stock                                57,223       154,630            --               --            154,630

Exercise of shares under stock
  option plan (note 11)                              53,555       120,499            --               --            120,499

Cash dividends paid, $.18 per share                      --            --      (487,535)              --           (487,535)

Payment on shareholder note receivable (note 8)          --            --            --            6,470              6,470

Net earnings                                             --            --        88,792               --             88,792
                                                -----------   -----------    ----------     ------------       -------------
Balance at December 31, 1995                    $ 2,738,631     4,104,173     2,814,169           (3,268)          6,915,074
                                                ===========   ===========    ==========     ============       =============


See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                            Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                              1995        1994          1993
                                                           ---------    ----------    ---------
Cash flows from operating activities:
 Net earnings (loss)                                       $  88,792       320,228      (16,482)
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                             539,796       490,469      455,352
   Provision for bad debts                                    91,212            --       52,611
   Decrease (increase) in accounts receivable               (269,788)      133,579     (573,367)
   Decrease (increase) in inventories                        502,497      (308,766)      25,389
   Decrease (increase) in prepaid expenses                    (8,706)       10,703       32,127
   (Increase) decrease in income taxes receivable             (2,342)        9,164       17,874
   Decrease (increase) in other assets                       (18,972)        1,732        1,732
   Increase (decrease) in accounts payable                   124,030      (202,907)     162,955
   Increase in accrued expenses                              196,986       252,264       54,538
   Increase (decrease) in deferred income                     53,337        (5,569)      (5,569)
                                                          ----------      --------     --------
    Net cash provided by operating activities              1,296,842       700,897      207,160
                                                          ----------      --------     --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                 4,900        19,041           --
  Additions to property and equipment                       (582,560)     (321,084)    (437,499)
                                                          ----------      --------     --------
    Net cash used in investing activities                   (577,660)     (302,043)    (437,499)
                                                          ----------      --------     --------
Cash flows from financing activities:
  Net borrowings (payments) on bank credit line                   --      (100,000)     100,000
  Payments on note payable to bank                            (6,345)           --           --
  Repurchase of capital stock                               (212,651)     (167,577)     (95,199)
  Proceeds from sale of capital stock                        154,630       156,634      117,034
  Exercise of stock options                                  120,499       117,000           --
  Payments received on note from shareholder                   6,470         6,050        5,655
  Cash dividends paid                                       (487,535)     (461,701)    (431,140)
                                                          ----------      --------     --------
    Net cash used in financing activities                   (424,932)     (449,594)    (303,650)
                                                          ----------      --------     --------
Net increase (decrease) in cash and cash equivalents         294,250       (50,740)    (533,989)

Cash and cash equivalents at beginning of period              56,593       107,333      641,322
                                                          ----------      --------     --------
Cash and cash equivalents at end of period                $  350,843        56,593      107,333
                                                          ==========      ========     ========

                                  (Continued)

                              PROVENA FOODS INC.

                                                1995      1994     1993
                                              --------   -------  -------
Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
     Interest                                 $ 67,747    11,147       --
     Income taxes                              150,083   136,800      800
                                              ========   =======      ===

Supplemental disclosure of non-cash
  investing and financing activities--
    building acquired for debt                $975,000        --       --
                                              ========   =======      ===

See accompanying notes to financial statements.

                               PROVENA FOODS INC.

                         Notes to Financial Statements

                        December 31, 1995, 1994 and 1993

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Provena Foods Inc. (the Company) is a California-based specialty food processor. The Company grants credit to its customers in the normal course of business. The Company's meat processing business is conducted through its Swiss American Sausage Division (the Swiss American Division), and the Company's pasta business is conducted through its Royal-Angelus Macaroni Division (the Royal-Angelus Division).

       INVENTORIES

       Inventories consist principally of food products and are stated at the lower of cost (first-in, first-out) or market.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Assets acquired prior to 1981 and subsequent to 1986 are depreciated on the straight-line method. For assets acquired during the period from 1981 through 1986, accelerated methods of depreciation are used. Estimated useful lives are as follows:

        Buildings and improvements           31.5-39 years
        Machinery and equipment              10 years
        Delivery equipment                    5 years
        Office equipment                      7 years

       COMMODITY FUTURES

       In 1993 and prior years, the Company engaged in limited commodity futures trading. This activity was discontinued in 1994. For the years ended December 31, 1994 and 1993, the Company recognized gains and (losses) of approximately $(4,200) and $55,000, respectively, related to this activity.

       CASH AND CASH EQUIVALENTS

       For purposes of the Statements of Cash Flows, the Company considers excess cash invested in highly liquid money market funds to be cash equivalents.

       EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Common equivalent shares (stock options) are not included in the computation of earnings per share as their effect would be immaterial. Fully diluted earnings per share approximate primary earnings per share.

                               PROVENA FOODS INC.

       INCOME TAXES

       The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       ACCOUNTING PRONOUNCEMENT TO BE ADOPTED

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company plans to adopt SFAS 121 in 1996.

       The Company has incurred operating losses at its Swiss American division and is attempting to locate a potential acquisition candidate to combine with the operations of Swiss. The Company is currently evaluating the impact of SFASE 121 in light of the operating losses of the Swiss American division and the plan for supplementing Swiss' operations. Management believes that, should it be successful in obtaining an acquisition to combine with the operations of Swiss, the carrying amounts of Swiss' assets would be recoverable.

       RECLASSIFICATIONS

       Certain prior years' amounts have been reclassified to conform to the current year presentation.

(2)    INVENTORIES

       A summary of inventories follows:

                                            1995        1994
                                          ----------   ----------
        Raw materials                     $  797,990      866,608
        Work in process                      575,957      507,127
        Finished goods                       923,375    1,426,084
                                          ----------   ----------
                                          $2,297,322    2,799,819
                                          ==========   ==========

                              PROVENA FOODS INC.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consists of the following:

                                                 1995        1994
                                              ----------  ----------
        Land                                  $  551,985     297,343
        Buildings and improvements             3,265,644   2,237,076
        Machinery and equipment                5,042,767   4,846,657
        Delivery equipment                        28,599      28,599
        Office equipment                         113,712      97,694
        Construction in progress                  86,132      30,671
                                              ----------   ---------
                                               9,088,839   7,538,040

        Less accumulated depreciation          4,005,940   3,468,005
                                              ----------   ---------
                                              $5,082,899   4,070,035
                                              ==========   =========

       The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $129,112, $75,000 and $73,000 in 1995, 1994 and
       1993, respectively.

(4)    DEFERRED INCOME

       In 1978, the Company sold real property and certain machinery to an unrelated third party and simultaneously entered into a 20-year noncancelable operating lease (note 13). The sale resulted in a gain of $186,098 which has been deferred and is being amortized on the straight-line method over the term of the lease as an adjustment to rental expense.

(5)    LINE OF CREDIT

       The Company has a $2,000,000 unsecured bank line of credit, at an interest rate of bank prime (8.5% at December 31, 1995) plus .375%, which expires on June 1, 1996. Following is a summary of activity under the line of credit:

                                                 1995       1994       1993
                                               --------    --------  --------
        Note payable balance at December 31    $     --          --   100,000

        Maximum amount outstanding at
         any month-end                          550,000     700,000   100,000

        Average amount of month-end
         borrowings                             142,000     170,050     8,333

        Weighted average interest rate
         during the year                          9.359%      7.513%    6.375%

                              PROVENA FOODS INC.

       The bank line of credit agreement includes covenants limiting certain activities of the Company. Among these covenants are restrictions as to mergers and expenditures for capital assets in excess of $500,000 per year. In addition, the loan agreement requires that the Company maintain minimum tangible net worth and total debt to tangible net worth ratios. The Company was in compliance with all such covenants at December 31, 1995.

(6)    LONG-TERM DEBT

       Long-term debt consists of a mortgage note payable secured by a deed of trust on land and building, bearing interest at 2% over the Bank's LIBOR rate (8.03% at December 31, 1995); payable in monthly installments of principal and interest ($7,408 at December 31, 1995) through February 1, 2000, when a balloon payment of all unpaid principal and interest is due and payable.

(7)    ACCRUED LIABILITIES

       A summary of accrued liabilities at December 31 follows:

                                                 1995         1994
                                               ---------    --------
        Accrued profit sharing (note 10)       $  393,196     365,934
        Accrued retirement                        137,342     141,621
        Accrued compensation                      164,472     158,138
        Other                                     588,016     420,347
                                               ----------   ---------
                                               $1,283,026   1,086,040
                                               ==========   =========

(8)  SHAREHOLDERS' EQUITY

     In 1976, the Company sold 105 shares of stock of a predecessor company to two employees in exchange for cash and notes receivable. These shares were exchanged for 214,200 shares of Provena Foods Inc. when the predecessor merged into the Company in 1985. One note remains, and is shown as a reduction to shareholders' equity, bears interest at 6.75% annually, provides for monthly principal and interest payments of $578 and is secured by capital stock.

     In 1995, 1994 and 1993, the Company repurchased shares in negotiated transactions and retired the shares purchased. The Company sold shares to employees under its 1988 employee stock purchase plan in 1995, 1994 and 1993.

                              PROVENA FOODS INC.

(9)   INCOME TAXES

       Income tax expense (benefit) consists of the following:

                           1995      1994       1993
                         -------   --------   -------
Current:
    Federal              $73,043    158,940   (13,435)
    State                 20,245     27,324       800
    Deferred              (9,064)    13,936     7,935
                         -------   --------   -------
                         $84,224    200,200    (4,700)
                         =======   ========   =======

       The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset and deferred income tax expense are presented below:

                                                          Deferred
                                                         income tax                    Deferred
                                        December 31,      expense      December 31,  income tax     December 31,
                                           1995          (benefit)         1994        expense          1993
                                       ------------     -----------    ------------  ----------     ------------
Allowance for doubtful accounts          $  25,976           18,615           7,361      13,131            20,492

Deferred income (note 4)                    10,581           (4,863)         15,444       4,163            19,607

Depreciation                                33,358           12,466          20,892         421            21,313
State taxes                                  6,883            6,883              --          --                --
                                         ---------          -------         -------     -------           -------
                                            76,798           33,101          43,697      17,715            61,412
Valuation allowance                        (47,613)         (24,037)        (23,576)      3,779           (27,355)
                                         ---------          -------         -------     -------           -------
Net deferred tax asset                   $  29,185           (9,064)         20,121      13,936            34,057
                                         =========          =======         =======     =======           =======

       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on the Company's historical results of operations, a valuation allowance has been established.

       Included in other assets are net deferred tax assets of $10,535 and $14,321 at December 31, 1995 and 1994, respectively. The balance of net deferred tax assets is included in prepaid expenses.

                              PROVENA FOODS INC.

       Actual income tax expense (benefit) differs from the "expected" tax amount, computed by applying the U.S. Federal corporate tax rate of 34% to earnings (loss) from operations before income tax expense (benefit), as follows:

                                                                1995               1994               1993
                                                           ---------------  ----------------  -----------------
                                                             Amount   %      Amount      %      Amount      %
                                                           --------- -----  ---------  -----  ---------   -----
        Computed "expected" tax expense (benefit)           $ 58,825  34.0    176,945    34.0    (7,202)   (34.0)

        State income taxes, net of Federal
          income tax benefit                                  13,362   7.7     31,746     6.1       800      3.7

        State N.O.L. carryforward                                 --    --     (4,422)    (.8)       --       --
        Change in valuation allowance                         24,037  13.9     (3,779)    (.7)     (653)     3.1
        Other                                                (12,000) (6.9)      (290)    (.1)    2,355     11.1
                                                            --------  ----    -------    ----    ------    -----
                                                            $ 84,224  48.7    200,200    38.5    (4,700)   (22.3)
                                                            ========  ====    =======    ====    ======    =====

       The Company utilized a California state net operating loss carryforward of $72,491 in 1994.

(10)   EMPLOYEE BENEFIT PLANS


       In 1988, the Company adopted a Simplified Employee Pension - Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company's contributions to the SEP IRA for 1995, 1994 and 1993 were $393,196, $365,934 and $318,704, respectively.

       In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company's capital stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of capital stock at current market prices. Stock purchases under this Plan result in net cash flow to the Company as the contributions and employer matching contributions are used to purchase stock from the Company.

       The Company provides partial coverage for medical costs to its employees under a self-insured plan. Additionally, the Company carries a catastrophic policy that covers claims in excess of $40,000 for any covered individual. The Company has accrued the estimated liability for its self-funded costs (see note 14).

(11)   INCENTIVE STOCK OPTION PLAN

       Under a stock option plan adopted in 1987, the Company has awarded options to certain of its key employees to purchase common stock at prices which approximate the fair market value of the stock at the date of grant. The plan provides for a maximum grant of 261,704 shares. In

                              PROVENA FOODS INC.

       December 1993, options were issued to purchase 260,000 shares at $2.25 per share, of which 124,445 were exercisable at December 31, 1995.
       53,555 and 52,000 options were exercised in 1995 and 1994, respectively, at $2.25 per share. Therefore, at December 31, 1995, options to purchase 154,445 shares remained outstanding.

(12)   SEGMENT DATA AND MAJOR CUSTOMERS

       The following table represents financial information about the Company's business segments for the three years ended December 31, 1995.

                                                  1995          1994          1993
                                              -----------    ----------    ----------
        Sales to unaffiliated customers:
         Swiss American Division              $13,654,028    17,392,931    15,911,626
         Royal-Angelus Division                 9,770,649     8,872,547     7,012,474
                                              -----------    ----------    ----------
            Total sales                       $23,424,677    26,265,478    22,924,100
                                              ===========    ==========    ==========
        Operating income (loss):
         Swiss American Division              $  (682,899)     (381,820)     (924,270)
         Royal-Angelus Division                   775,855       825,953       954,007
         Corporate                                (37,491)      (72,796)     (214,681)
                                              -----------    ----------    ----------
            Operating income (loss)           $    55,465       371,337      (184,944)
                                              ===========    ==========    ==========

        Identifiable assets:
         Swiss American Division              $ 4,394,837     4,891,700     5,024,773
         Royal-Angelus Division                 5,249,632     4,039,621     3,944,379
         Corporate                                405,045       104,980       156,463
                                              -----------    ----------    ----------
            Total assets                      $10,049,514     9,036,301     9,125,615
                                              ===========    ==========    ==========

        Capital expenditures:
         Swiss American Division              $    42,558       155,411       212,136
         Royal-Angelus Division                 1,501,562       149,232       224,447
         Corporate                                 13,440        16,441           916
                                              -----------    ----------    ----------
            Total capital expenditures        $ 1,557,560       321,084       437,499
                                              ===========    ==========    ==========

        Depreciation and amortization:
         Swiss American Division              $   210,766       200,994       183,688
         Royal-Angelus Division                   323,925       286,374       269,686
         Corporate                                  5,105         3,101         1,978
                                              -----------    ----------    ----------
            Total depreciation and
              amortization                    $   539,796       490,469       455,352
                                              ===========    ==========    ==========

                              PROVENA FOODS INC.

   The Company had major customers during 1995 and 1994 that accounted for a significant portion of net sales. Each accounted for more than 10% of sales and purchased products from Swiss American.

                                                   Accounts receivable
                                                       balance at
                    1995              1994             December 31
                --------------   ----------------   ------------------
  Customer       Sales      %      Sales      %      1995       1994
  -------       -------   ----   ---------- -----   ---------   ------
    A          3,093,216   13%   3,350,109   13%    419,625    303,785
    B          2,673,067   11%   2,938,731   11%    205,104    174,454
    C          1,341,681    6%   2,815,861   11%    140,284    168,361

       In 1993, no one customer accounted for 10% of net sales.

(13)   COMMITMENTS

       The following table summarizes future minimum lease commitments required under the lease described in note 3 and other noncancelable operating leases:

                                        Amount
                                      ----------
         Year ending December 31:
         1996                         $  386,370
         1997                            395,619
         1998                            379,384
         1999                            260,114
         2000                            270,519
         Thereafter                      114,552
                                      ----------
                                      $1,806,558
                                      ==========

       Rent expense for all leases was approximately $388,000, $380,000 and $354,000 in the years ended December 31, 1995, 1994 and 1993, respectively.

       As of December 31, 1995, 48% of the Company's employees are covered by a collective bargaining agreement which expires March 31, 1998.

(14)   SELF-INSURED HEALTH BENEFITS

       The Company is totally self-funded for Company provided health insurance benefits for its non-union employees. The profit or loss effects of self-insuring cannot be foreseen and may be adverse. As of January 1, 1994, the Company purchased a reinsurance policy which covers claims in excess of $30,000 for any covered individual, increasing to $40,000 January 1, 1996.

                                  Schedule II

                               PROVENA FOODS INC.

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1995, 1994 and 1993


                                                                  Charged to
                                                            -----------------------
                                               Balance        Other                  Deductions:      Balance
                                             at beginning   costs and   Accounts:    uncollectible    at end
             Description                      of period     expenses    recoveries     accounts      of period
             -----------                     ------------   ----------  -----------  -------------   ---------
Allowance for doubtful receivables:
  Year ended December 31:
         1995                                 $    17,000      91,454          242          53,512      54,700
                                              ===========      ======          ===          ======      ======
         1994                                 $    47,000          62          426          29,636      17,000
                                              ===========      ======          ===          ======      ======
         1993                                 $    59,400      52,611           --          65,011      47,000
                                              ===========      ======          ===          ======      ======