Form 10-Q
period 1996-03-31
PROVENA FOODS INC
filed 1996-04-26
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


- -------------------------------------------------------------------------------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
- -------------------------------------------------------------------------------

FOR THE QUARTER ENDED  MARCH 31, 1996

Commission File Number  1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                               95-2782215
- -----------------------------------------     ---------------------------------
(State or other jurisdiction                  (I.R.S. employer
 of incorporation or organization)             identification number)

5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA              91710
- -----------------------------------------     ---------------------------------
(Address of principal executive                     (ZIP Code)
  offices)

                                (909) 627-1082
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                                ---       ---

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                           COMMON STOCK     2,749,289

                              PROVENA FOODS INC.

                      1996 Form 10-Q First Quarter Report

                               Table of Contents
                               -----------------

Item                                                            Page
- ----                                                            ----
                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

 1.  Financial Statements......................................   1

        Condensed Statements of Operations.....................   1

        Condensed Balance Sheets...............................   2

        Condensed Statements of Cash Flows.....................   3

        Notes to Condensed Financial Statements................   4

          (1)  Basis of Presentation...........................   4

          (2)  Inventories.....................................   4

 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................   4

        Results of Operations..................................   4

        Swiss American Sausage Co. Meat Division...............   4

        Royal-Angelus Macaroni Company Pasta Division..........   5

        The Company............................................   5

        Liquidity and Capital Resources........................   5

                          PART II.  OTHER INFORMATION
                          ---------------------------

 1.  Legal Proceedings.........................................   6

 2.  Changes in Securities.....................................   6

 3.  Defaults Upon Senior Securities...........................   6

 4.  Submission of Matters to a Vote of Security Holders.......   6

 5.  Other Information.........................................   6

        Common Stock Repurchase and Sale.......................   6

        American Stock Exchange Listing........................   7

        Cash Dividends Paid....................................   7

        Management Stock Transactions..........................   7

 6.  Exhibits and Reports on Form 8-K..........................   7

     Signature.................................................   7

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM I.  FINANCIAL STATEMENTS


                               PROVENA FOODS INC.

                       Condensed Statements of Operations

                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                     1996          1995
Net sales                                          $5,873,681    5,838,384

Cost of sales                                       5,465,371    5,231,190
                                                   ----------    ---------

     Gross profit                                     408,310      607,194

Operating expenses:
  Distribution                                        196,142      210,406
  General and administrative                          314,623      282,032
                                                   ----------    ---------

     Operating profit (loss)                         (102,455)     114,756

Interest income (expense), net                        (19,792)       1,822
Other income, net                                      30,286       20,194
                                                   ----------    ---------

     Earnings before income taxes                     (91,961)     136,772

Income tax expense (benefit)                          (31,200)      54,500
                                                   ----------    ---------

Net earnings (loss)                                $  (60,761)      82,272
                                                   ==========    =========

Earnings (loss) per share                          $     (.02)         .03
                                                   ==========    =========

Weighted average number of shares outstanding       2,745,416    2,697,550
                                                   ----------    ---------

                               PROVENA FOODS INC.

                            Condensed Balance Sheets

                                                             March 31,    December 31,
                                                               1996           1995
                                                            -----------   ------------
                                                            (Unaudited)
                      Assets
                      ------
Current assets:
   Cash and marketable securities                           $     23,265      350,843
   Accounts receivable, less allowance for doubtful
     accounts of $71,700 in 1996 and $54,700 in 1995          1,925,878     2,199,671
   Inventories                                                2,832,408     2,297,322
   Prepaid expenses                                             118,563        67,053
   Income taxes receivable                                       33,542         2,342
                                                            -----------    ----------

      Total current assets                                    4,933,656     4,917,231
                                                            -----------    ----------

Property and equipment (net)                                  5,104,619     5,082,899
Other assets                                                     91,250        49,384
                                                            -----------    ----------

                                                            $10,129,525    10,049,514
                                                            ===========    ==========
           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
   Current portion of long term debt                        $     8,460         8,460
   Note payable to bank                                          39,686            --
   Accounts payable                                           1,183,836       793,755
   Accrued expenses                                           1,052,255     1,283,026
                                                            -----------    ----------

      Total current liabilities                               2,284,237     2,085,241
                                                            -----------    ----------

Deferred income                                                  65,658        89,004
Long-term debt, net of current portion                          957,375       960,195
Shareholders' equity:
   Capital stock, no par value, authorized 10,000,000
     shares; issued and outstanding 2,749,289 in 1996
     and 2,738,631 in 1995                                    4,139,303     4,104,173
   Retained earnings                                          2,684,598     2,814,169
   Note receivable from shareholder                              (1,646)       (3,268)
                                                            -----------    ----------

      Total shareholders' equity                              6,822,255     6,915,074
                                                            -----------    ----------

                                                            $10,129,525    10,049,514
                                                            ===========    ==========

                              PROVENA FOODS INC.

                       Condensed Statements of Cash Flows

                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         1996         1995
Cash flows from operating activities:
  Net earnings (loss)                                 $ (60,761)     82,272
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
     Depreciation and amortization                      145,067     129,721
     Provision for bad debts                             17,000      10,500
     Decrease (increase) in accounts receivable         256,793    (223,020)
     Increase in inventories                           (535,086)   (105,765)
     Increase in prepaid expenses                       (51,510)    (91,762)
     Decrease (increase) in income taxes receivable     (31,200)     62,569
     Increase in other assets                           (41,866)     (4,367)
     Increase in accounts payable                       390,081     313,494
     Decrease in accrued expenses                      (230,771)   (311,347)
     Decrease in deferred income                        (23,346)     (1,393)
                                                      ---------    --------

          Net cash used in operating activities        (165,599)   (139,098)
                                                      ---------    --------

Cash flows from investing activities:
  Additions to property and equipment                  (166,787)    (24,525)
                                                      ---------    --------

          Net cash used in investing activities        (166,787)    (24,525)
                                                      ---------    --------

Cash flows from financing activities:
  Net borrowings on bank credit line                     39,686     526,113
  Payments on note payable to bank                       (2,820)       --
  Repurchase of capital stock                              --       (45,725)
  Proceeds from sale of capital stock                    35,130      35,801
  Payments received on note from shareholder              1,622       1,617
  Cash dividends paid                                   (68,810)   (121,441)
                                                      ---------    --------

          Net cash provided by financing activities       4,808     396,365
                                                      ---------    --------

Net increase (decrease) in cash and cash equivalents   (327,578)    232,742
Cash and cash equivalents at beginning of period        350,843      56,593
                                                      ---------    --------

Cash and cash equivalents at end of period            $  23,265     289,335
                                                      =========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)              $  20,903          44

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            March 31, 1996 and 1995

(1)  Basis of Presentation
- --------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
- ----------------

Inventories at March 31, 1996 (unaudited) and December 31, 1995 consist of:

                                        1996        1995
                                     ----------   ---------

Raw materials                        $1,013,839     797,990
Work-in-process                         554,167     575,957
Finished goods                        1,264,402     923,375
                                     ----------   ---------

                                     $2,832,408   2,297,322
                                     ==========   =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations               Three Months Ended
- ---------------------                    March 31,
                                   --------------------
     (Unaudited)                   1996            1995
                                   ----            ----
                                   (amounts in thousands)
Net sales by division:
   SWISS AMERICAN                  $3,563      $3,354
   ROYAL-ANGELUS                    2,311       2,484
                                   ------      ------

                  Total            $5,874      $5,838
                                   ======      ======

Sales in thousands of
 pounds by division:
   SWISS AMERICAN                   2,521       2,405
   ROYAL-ANGELUS                    4,360       4,686

Swiss American Sausage Co. Meat Division
- ----------------------------------------

Sales by the processed meat division increased about 6% in dollars and 5% in pounds in the 1st three months of 1996 over the same period in 1995. Swiss's operating loss for the 1st quarter of 1996 was greater than its loss for the 1st quarter of 1995 because of higher administrative expense, primarily uninsured health claims, and slightly lower margins from higher meat costs. Swiss has suffered a long term decline in sales which has resulted in continued losses.
If

Swiss's losses are not reduced, Swiss may have to write down as not fully recoverable its $1,000,000 of operating assets, under an accounting standard to be adopted by the Company in 1996. Management has engaged a consultant to seek a merger partner for Swiss to result in a more diverse product line and a higher utilization of plant capacity.

Plant employees are represented by United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
- ---------------------------------------------

The pasta division's sales decreased about 9% in both dollars and pounds in 1996's 1st quarter compared to the 1st quarter of 1995. The main factor in the decline was the absence in the 1st quarter of 1996 of the high volume of low margin military sales made in the 1st quarter of 1995. Sales were also down compared to the 4th quarter of 1995 but up compared to the 3rd quarter due to general fluctuations in sales levels.

Royal's profits for the 1st quarter of 1996 were substantially less than its profits for the 1st quarter of 1995, reflecting higher flour costs not offset by higher prices and higher health care costs, resulting in lower margins. For the past 2 years prices of semolina flour have been at a level about 50% higher than they were in early 1993, resulting in an increasing difficulty of making favorable flour purchases.

The Company
- -----------

Company sales were up 1% but the Company realized a net loss of $60,761 in the 1st quarter of 1996 compared to net earnings of $82,272 for the 1st quarter of 1995 because of lower profits at Royal and an increased loss at Swiss. Margins in the 1st quarter of 1996 were 7% compared to 10.4% a year ago, with margins at both divisions down.

Administrative expense was up about $33,000 for the 1st quarter of 1996 compared to the same period in 1995, primarily due to increases in health claims, consulting fees and bad debt expense. The consulting fees were for a consultant to seek a merger partner for Swiss. The increase in bad debt expense resulted from the accrual of an increased reserve against bad debts. Distribution expense was down over $14,000 because customers bore the freight on a higher proportion of sales at Royal. Net interest changed from income to an expense because of interest on the term loan used to purchase the 2nd Royal building. Other income increased because of rent from the 2nd Royal building.

Liquidity and Capital Resources
- -------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At March 31, 1996, the Company had $39,686 of borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1995 to expire June 1, 1996, and bears interest at a variable rate of 3/8% over prime. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,980,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled during the 3rd quarter of 1995. The Company's loss for the 1st quarter of 1996 caused the Company to be in default of the net worth and cumulative profit requirements and the bank has agreed to waive the defaults for the quarter.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $965,835 balance at March 31, 1996, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

Cash decreased $327,578 in the 1st quarter of 1996 compared to an increase of $232,742 in the 1st quarter of 1995, but the major factor in the difference is only $39,686 of net borrowings in 1996 compared to $526,113 in 1995. Cash used in operations increased only about $27,000 despite a $143,000 unfavorable difference in earnings and a $429,000 greater increase in inventories, primarily because of a $480,000 favorable difference in receivables. Cash used in investing increased about $142,000 because of the purchase of a new packaging machine at Royal and the construction of a demising wall in the 2nd Royal building.

Inventories increased $535,000 as a result of increased flour purchases at Royal to mitigate increased flour costs and a build-up of inventories at Swiss in anticipation of specific orders, but are still less than half of 1st quarter sales and are slightly lower than a year ago when sales were higher.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future.

The Company has no long term debt except the $965,835 secured by the 2nd Royal building. All of its other assets are unincumbered and could be borrowed against as a source of liquidity if an unforeseen need arises.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS   No significant litigation.

ITEM 2.  CHANGES IN SECURITIES   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
- --------------------------------

During the 1st three months of 1996 the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 1996 the Company sold 10,658 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $3.30 per share. From inception of the Plan through March 31, 1996, employees have purchased a total of 362,369 shares.

American Stock Exchange Listing
- -------------------------------

The Company's common stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
- -------------------

A cash dividend of $0.025 per share was paid March 31, 1996.

Management Stock Transactions
- -----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 1996, except 19 shares by John M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are filed with this report, except the EDGAR Financial Data Schedule as Exhibit 27, which is not included in copies of this report distributed by the Company.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 25, 1996                       PROVENA FOODS INC.



                                            By /s/ Thomas J. Mulroney
                                               ---------------------------
                                               Thomas J. Mulroney
                                               Vice President and
                                               Chief Financial Officer