Form 10-Q
period 1996-06-30
PROVENA FOODS INC
filed 1996-08-02
CIK 814139

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

FOR THE QUARTER ENDED JUNE 30, 1996

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                 95-2782215
- -------------------------------------------------   ----------------------------
(State or other jurisdiction of incorporation or       (I.R.S. employer
                organization)                         identification number)

    5010 Eucalyptus Avenue, Chino, California                  91710
- -------------------------------------------------   ----------------------------
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

                                 Yes X      No
                                    ---       ---

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business covered by this report was:

                           COMMON STOCK   2,762,800

[CAPTION]

                              PROVENA FOODS INC.

                     1996 Form 10-Q Second Quarter Report

                               Table of Contents
                               -----------------
Item                                                                    Page
- ----                                                                    ----
                         PART I. FINANCIAL INFORMATION
                         -----------------------------
1.  Financial Statements................................................. 1

      Condensed Statements of Operations................................. 1

      Condensed Balance Sheets........................................... 2

      Condensed Statements of Cash Flows................................. 3

      Notes to Condensed Financial Statements............................ 4

        (1) Basis of Presentation........................................ 4

        (2) Inventories.................................................. 4

2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................ 4

      Results of Operations.............................................. 4

      Swiss American Division............................................ 4

      Royal-Angelus Division............................................. 5

      The Company........................................................ 5

      Liquidity and Capital Resources.................................... 5


                         PART II.  OTHER INFORMATION
                         ---------------------------

1.  Legal Proceedings.................................................... 6

2.  Changes in Securities................................................ 6

3.  Defaults Upon Senior Securities...................................... 6

4.  Submission of Matters to a Vote of Security Holders.................. 6

5.  Other Information.................................................... 7

      Resignation of James P. McClune.................................... 7

      Common Stock Repurchase and Sale................................... 7

      American Stock Exchange Listing.................................... 7

      Cash Dividend Paid................................................. 7

      Management Stock Transactions...................................... 7

6.  Exhibits and Reports on Form 8-K..................................... 7

      Signature.......................................................... 7

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                              PROVENA FOODS INC.

                      Condensed Statements of Operations

                                  (Unaudited)


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    ------------------       ----------------
                                    1996          1995       1996        1995

Net sales                         $7,443,315   5,880,402  13,316,996  11,718,786

Cost of sales                      6,668,296   5,309,734  12,133,667  10,540,924
                                  ----------   ---------  ----------  ----------

     Gross profit                    775,019     570,668   1,183,329   1,177,862

Operating expenses:
  Distribution                       221,509     257,232     417,651     467,638
  General and administrative         316,308     291,004     630,931     573,036
                                  ----------   ---------  ----------  ----------

     Operating income                237,202      22,432     134,747     137,188

Interest expense, net                 22,236      28,383      42,028      26,561
Other income, net                     27,788      61,673      58,074      81,867
                                  ----------   ---------  ----------  ----------

     Earnings before
       income taxes                  242,754      55,722     150,793     192,494

Income tax expense                    90,200      22,500      59,000      77,000
                                  ----------   ---------  ----------  ----------

Net earnings                      $  152,554      33,222      91,793     115,494
                                  ==========   =========  ==========  ==========

Earnings per share                $      .05         .01         .03         .04
                                  ==========   =========  ==========  ==========

Weighted average number
 of shares outstanding             2,758,002   2,702,561   2,751,709   2,700,069
                                  ----------   ---------  ----------  ----------

                              PROVENA FOODS INC.

                           Condensed Balance Sheets


                                                           June 30,     December 31,
                                                             1996          1995
                                                         -----------    ------------
                                                         (Unaudited)
                 Assets
                 ------
Current assets:
 Cash and marketable securities                          $  235,012          350,843
 Accounts receivable, less allowance for doubtful
  accounts of $86,466 in 1996 and $54,700 in 1995         2,249,623        2,199,671
 Inventories                                              2,286,299        2,297,322
 Prepaid expenses                                            91,163           67,053
 Income taxes receivable                                       --              2,342
                                                         ----------       ----------
          Total current assets                            4,862,097        4,917,231
                                                         ----------       ----------
Property and equipment (net)                              4,924,882        5,082,899
Other assets                                                 89,994           49,384
                                                         ----------       ----------
                                                         $9,876,973       10,049,514
                                                         ==========       ==========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
 Current portion of long-term debt                       $    8,460            8,460
 Accounts payable                                         1,086,660          793,755
 Accrued expenses                                           818,351        1,283,026
 Income taxes payable                                        29,057             --
                                                         ----------       ----------
          Total current liabilities                       1,942,528        2,085,241
                                                         ----------       ----------
Deferred income                                              35,264           89,004
Long-term debt, less current portion                        955,965          960,195

Shareholders' equity:
 Capital stock, no par value, authorized 10,000,000
  shares; issued and outstanding 2,762,800 in 1996
  and 2,738,631 in 1995                                   4,175,196        4,104,173
 Retained earnings                                        2,768,083        2,814,169
 Note receivable from shareholder                               (63)          (3,268)
                                                         ----------       ----------
          Total shareholders' equity                      6,943,216        6,915,074
                                                         ----------       ----------
                                                         $9,876,973       10,049,514
                                                         ==========       ==========

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                   --------------------
                                                      1996       1995
Cash flows from operating activities:
  Net earnings (loss)                              $ 91,793     115,494
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
      Depreciation and amortization                 290,181     265,001
      Provision for bad debts                        31,766      21,700
      Decrease (increase) in accounts receivable    (81,718)     22,587
      Decrease in inventories                        11,023     123,017
      Decrease in income taxes receivable             2,342          --
      Increase in prepaid expenses                  (24,110)    (38,994)
      Increase in other assets                      (40,610)    (22,504)
      Increase in accounts payable                  292,905     241,016
      Decrease in accrued expenses                 (464,675)   (171,877)
      Increase (decrease) in income taxes payable    29,057     (17,464)
      Decrease in deferred income                   (53,740)     (2,785)
                                                   --------    --------

          Net cash provided by
            operating activities                     84,214     535,191
                                                   --------    --------

Cash flows from investing activities:
  Addition to property and equipment               (132,164)   (351,921)
                                                   --------    --------

          Net cash used in investing activities    (132,164)   (351,921)
                                                   --------    --------

Cash flows from financing activities:
  Net borrowings of bank credit line                     --     114,135
  Payments on note payable to bank                   (4,230)     (2,115)
  Repurchase of capital stock                            --     (68,513)
  Proceeds from sale of capital stock                71,023      84,704
  Payments received on note from shareholder          3,205       3,234
  Cash dividends paid                              (137,879)   (243,306)
                                                   --------    --------

          Net cash used by financing activities     (67,881)   (111,861)
                                                   --------    --------

Net increase (decrease) in cash and cash
  equivalents                                      (115,831)     71,409
Cash and cash equivalents at beginning of period    350,843      56,593
                                                   --------    --------

Cash and cash equivalents at end of period         $235,012     128,002
                                                   ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                       $ 44,157      26,979
    Income taxes                                   $ 27,600      95,630

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            June 30, 1996 and 1995

(1) Basis of Presentation
- -------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
- ---------------

Inventories at June 30, 1996 (unaudited) and December 31, 1995 consist of:

                                                1996            1995
                                                ----            ----
                    Raw materials           $  721,893         797,990
                    Work-in process            733,888         575,957
                    Finished goods             830,518         923,375
                                            ----------       ---------
                                            $2,286,299       2,297,322
                                            ==========       =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations              Three Months Ended        Six Months Ended
- ---------------------                   June 30,                  June 30,
                                   ------------------        ----------------
    (Unaudited)                    1996          1995        1996        1995
                                              (amounts in thousands)
Net sales by division:
       SWISS AMERICAN             $5,079        $3,153      $ 8,642    $ 6,507
       ROYAL-ANGELUS               2,364         2,727        4,675      5,212
                                  ------        ------      -------    -------
                 Total            $7,443        $5,880      $13,317    $11,719
                                  ======        ======      =======    =======

Sales in thousands of
  pounds by division:
      SWISS AMERICAN               3,571         2,305        6,092      4,710
       ROYAL-ANGELUS               4,600         5,352        8,960     10,038

Swiss American Sausage Co. Meat Division
- ----------------------------------------

Sales by the processed meat division increased about 33% in dollars and 29% in pounds in the 1st six months of 1996 and increased 61% in dollars and 55% in pounds in the 2nd quarter of 1996, compared to the same periods of 1995. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting increasing meat costs. Swiss's sales are higher because of special pizza chain orders continuing into the 3rd quarter of 1996. Swiss made a substantial profit for the 2nd quarter and a nominal profit for the 1st half of 1996.

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

Royal-Angelus Macaroni Company Pasta Division
- ---------------------------------------------

The pasta division's sales this year decreased about 10% in dollars and 11% in pounds in the 1st half and decreased 13% in dollars and 14% in pounds in the 2nd quarter, compared to the same periods last year, primarily because of lower military sales. The sales decreases in dollars were proportionately lower than in pounds because of higher prices due to higher flour costs. Royal's sales in the 1st half of last year were up more than 20% over the 1st half of 1994, partly due to a high volume of military sales. Sales for the 1st half of 1996 are about 10% higher than the 1st half of 1994, and sales for the 2nd quarter of 1996 are up over the 1st quarter. Royal's profit for the 2nd quarter of 1996 improved over the 1st quarter of 1996, but for both the 2nd quarter and the 1st half of 1996 were substantially below the same periods of 1995.

The Company
- -----------

Company sales were up 14% in the 1st half of 1996 compared to the 1st half of 1995 and were up 27% in the 2nd quarter of 1996 compared to the 2nd quarter of 1995. Net earnings for the 2nd quarter of 1996 were $152,554 compared to $33,222 a year ago, but as a result of the 1st quarter loss, earnings for the 1st half of 1996 were only $91,793 compared to $115,494 last year. Margins for the 1st half of 1996 were 9% compared to 10% a year ago, but margins of 10.4% for the 2nd quarter of 1996 improved over both 9.7% for the 2nd quarter of 1995 and 7% for the 1st quarter of 1996. Both divisions contributed to the margin improvement.

Administrative expense was up about $58,000 for the 1st half of 1996 compared to the same period in 1995, primarily due to increased health claims, consulting fees for seeking a merger partner for Swiss, accrual of an increased reserve against bad debts and the cost of mandatory electronic filing of reports with the SEC. Distribution expense was down $50,000 despite higher sales because Swiss's salesmen payroll decreased and Royal's customers bore the freight on a higher proportion of sales. Net interest expense increased due to interest on the term loan used to purchase the 2nd Royal building. Other income decreased because a lease of a vacant lot being sublet and a space sharing arrangement at Swiss both ended.

Liquidity and Capital Resources
- -------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At June 30, 1996, the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1996 to expire June 1, 1997, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,790,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled in early July 1996. The Company is not in violation of any financial covenants.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $964,425 balance at June 30, 1996, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

The Company's cash position of $235,012 at the end of the 1st half of 1996 improved over the $128,002 a year ago, with no net borrowings under the bank line this year compared to $114,000 last year. Cash decreased $116,000 in the 1st half of 1996 compared to an increase of $71,000 in the 1st half of 1995 because operating cash flow declined $451,000 primarily on a larger decrease in accrued expenses. Accrued expenses and cash were higher than usual at the end of 1995 and are now at more normal levels. Operating cash flow was also reduced by higher receivables and a smaller decrease in inventories, both resulting from higher sales.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future.

The Company has no long-term debt except the $964,425 secured by the 2nd Royal building. All of its other assets are currently unencumbered.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS  No significant litigation.

ITEM 2.  CHANGES IN SECURITIES  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 23, 1996, at 11:00 a.m. at the Company's principal office. Shareholders representing 1,794,772 or 65.3% of the 2,698,696 shares entitled to vote were present in person or by proxy, with 97,785 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

                                                       Without
Nominee                     For         Withheld      Authority
- -------                     ---         --------      ---------
John D. Determan         1,780,490        -0-          14,272
Theodore L. Arena        1,776,790       3,700         14,272
Ronald A. Provera        1,779,890         600         14,272
Santo Zito               1,780,490        -0-          14,272
Thomas J. Mulroney       1,780,490        -0-          14,272
James P. McClune         1,492,260       288,230       14,272
Louis A. Arena           1,780,490        -0-          14,272
Joseph W. Wolbers        1,491,660       288,830       14,272
John M. Boukather        1,491,660       289,230       14,272

ITEM 5. OTHER INFORMATION

Resignation of James P. McClune
- -------------------------------

James P. McClune resigned on June 28, 1996 as officer and director and general manager of the pasta division. His compensation will continue through the end of the year. Mr. McClune saw the pasta division grow to a profitable division and established the standards and procedures to produce a large variety of quality pastas with minimum lead times and short production runs.

Common Stock Repurchase and Sale
- --------------------------------

During the 1st half of 1996 the Company sold 24,169 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.94 per share. From inception of the Plan through June 30, 1996, employees have purchased a total of 375,880 shares. The Company did not purchase any of its shares during the 1st half of 1996 under its stock repurchase program.

American Stock Exchange Listing
- -------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
- -------------------

A cash dividend of $0.025 per share was paid June 30, 1996.

Management Stock Transactions
- -----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 2nd quarter of 1996, except 13 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 30, 1996                          PROVENA FOODS INC.

                                              By  /s/ Thomas J. Mulroney
                                                ------------------------
                                                   Thomas J. Mulroney
                                                   Vice President and
                                                 Chief Financial Officer