Form 10-Q
period 1996-09-30
PROVENA FOODS INC
filed 1996-11-07
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
------------------------------------------------------------------------------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
------------------------------------------------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Commission File Number 1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                  95-2782215
----------------------------------     ---------------------------------------
(State or other jurisdiction of        (I.R.S. employer identification number)
incorporation or organization)

5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA               91710
-----------------------------------------     --------------------------------
(Address of principal executive offices)              (ZIP Code)

                                 (909) 627-1082
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                             Common Stock 2,776,823

                              PROVENA FOODS INC.

                      1996 Form 10-Q Third Quarter Report

                               Table of Contents
                               -----------------

Item                                                                Page
----                                                                ----
                         PART I. FINANCIAL INFORMATION
                         -----------------------------
1. Financial Statements..............................................1
      Condensed Statements of Operations.............................1
      Condensed Balance Sheets.......................................2
      Condensed Statements of Cash Flows.............................3
      Notes to Condensed Financial Statements........................4
         (1) Basis of Presentation...................................4
         (2) Inventories.............................................4
2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................4
      Results of Operations..........................................4
      Swiss American Sausage Co. Meat Division.......................4
      Royal-Angelus Macaroni Company Pasta Division..................5
      The Company....................................................5
      Liquidity and Capital Resources................................5

                          PART II. OTHER INFORMATION
                          --------------------------

1. Legal Proceedings.................................................6
2. Changes in Securities.............................................6
3. Defaults Upon Senior Securities...................................6
4. Submission of Matters to a Vote of Security Holders...............6
5. Other Information.................................................6
      Internal Revenue Service Audit.................................6
      Common Stock Repurchase and Sale...............................6
      American Stock Exchange Listing................................7
      Cash Dividend Paid.............................................7
      Management Stock Transactions..................................7
6. Exhibits and Reports on Form 8-K..................................7
   Signature.........................................................7

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                              PROVENA FOODS INC.

                      Condensed Statements of Operations

                                  (Unaudited)

                                        Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                     -----------------------    ------------------------
                                         1996        1995         1996          1995

Net sales                            $8,075,967    5,619,506    21,392,963    17,338,292

Cost of sales                         7,247,216    5,244,627    19,380,883    15,785,551
                                     ----------    ---------    ----------    ----------
        Gross profit                    828,751      374,879     2,012,080     1,552,741
Operating expenses:
   Distribution                         245,922      207,973       663,573       675,611
   General and administrative           282,760      290,038       913,691       863,074
                                     ----------    ---------    ----------    ----------

        Operating income (loss)         300,069     (123,132)      434,816        14,056

Interest expense, net                   (17,789)     (20,321)      (59,817)      (46,882)
Other income, net                        28,770       59,484        86,844       141,351
                                     ----------    ---------    ----------    ----------

        Earnings (loss) before
          income taxes                  311,050      (83,969)      461,843       108,525

Income tax expense (benefit)            132,000      (41,000)      191,000        36,000
                                     ----------    ---------    ----------    ----------
Net earnings (loss)                  $  179,050      (42,969)      270,843        72,525
                                     ==========    =========    ==========    ==========
Earnings (loss) per share            $      .06         (.02)          .10           .03
                                     ==========    =========    ==========    ==========
Weighted average number
  of shares outstanding               2,772,109    2,706,928     2,758,558     2,702,381
                                     ----------    ---------    ----------    ----------

                              PROVENA FOODS INC.

                           Condensed Balance Sheets

                                                          September 30,    December 31,
                                                              1996            1995
                                                          -------------    ------------
                                                          (Unaudited)
                        Assets
                        ------
Current assets:
  Cash and marketable securities                           $   103,587         350,843
  Accounts receivable, less allowance for doubtful
   accounts of $104,497 in 1996 and $54,700 in 1995          2,545,093       2,199,671
  Inventories                                                2,756,627       2,297,322
  Prepaid expenses                                              95,246          67,053
  Income taxes receivable                                           --           2,342
                                                           -----------      ----------

    Total current assets                                     5,500,553       4,917,231
                                                           -----------      ----------

Property and equipment (net)                                 4,790,427       5,082,899
Other assets                                                   109,018          49,384
                                                           -----------      ----------
                                                           $10,399,998      10,049,514
                                                           ===========      ==========

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
 Current portion of long-term debt                         $     8,460           8,460
 Accounts payable                                            1,205,688         793,755
 Accrued expenses                                            1,094,354       1,283,026
 Income taxes payable                                           31,057              --
                                                           -----------      ----------

    Total current liabilities                                2,339,559       2,085,241
                                                           -----------      ----------

Long-term debt, less current portion                           953,850         960,195
Deferred income                                                 19,383          89,004

Shareholders' equity:
  Capital stock, no par value, authorized 10,000,000
   shares; issued and outstanding 2,776,823 in 1996
   and 2,738,631 in 1995                                     4,209,495       4,104,173
  Retained earnings                                          2,877,711       2,814,169
  Note receivable from shareholder                                  --          (3,268)
                                                           -----------      ----------

    Total shareholders' equity                               7,087,206       6,915,074
                                                           -----------      ----------
                                                           $10,399,998      10,049,514
                                                           ===========      ==========

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                            ------------------------
                                                              1996            1995
Cash flows from operating activities:
   Net earnings                                            $ 270,843          72,525
   Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Depreciation and amortization                          435,268         404,392
      Increase in accounts receivable                       (345,422)       (210,577)
      Decrease (increase) in inventories                    (459,305)        510,862
      Increase in prepaid expenses                           (28,193)        (35,543)
      Increase in other assets                               (59,634)        (11,953)
      Increase in accounts payable                           411,933         206,133
      Decrease in accrued expenses                          (188,672)        (51,633)
      Increase (decrease) in income taxes payable             33,399        (114,770)
      Decrease in deferred income                            (69,621)         (4,177)
                                                           ---------        --------

         Net cash provided by operating activities               596         765,259
                                                           ---------        --------

Cash flows from investing activities:
   Addition to property and equipment                       (142,796)       (525,904)
                                                           ---------        --------

         Net cash used in investing activities              (142,796)       (525,904)
                                                           ---------        --------
Cash flows from financing activities:
   Net borrowings of bank credit line                             --          57,357
   Payments on note payable to bank                           (6,345)         (4,230)
   Repurchase of capital stock                                    --        (113,297)
   Proceeds from sale of capital stock                       105,322         134,093
   Payments received on note from shareholder                  3,268           4,275
   Cash dividends paid                                      (207,301)       (365,198)
                                                           ---------        --------

         Net cash used in financing activities              (105,056)       (287,000)
                                                           ---------        --------

Net decrease in cash and cash equivalents                   (247,256)        (47,645)
Cash and cash equivalents at beginning of period             350,843          56,593
                                                           ---------        --------

Cash and cash equivalents at end of period                 $ 103.587           8,948
                                                           =========        ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                              $  61,485          47,226
     Income taxes                                          $ 157,600         150,087
                                                           =========        ========

Supplemental disclosure of non-cash investing and
 financing activities - building acquired for debt         $      --         975,000
                                                           =========        ========

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                          September 30, 1996 and 1995

(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------

Inventories at September 30, 1996 (unaudited) and December 31, 1995 consist of:

                                         1996         1995
                                      ----------   ---------
               Raw materials          $  897,880     797,990
               Work-in-process         1,005,000     575,957
               Finished goods            853,747     923,375
                                      ----------   ---------

                                      $2,756,627   2,297,322
                                      ==========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations        Three Months Ended           Nine Months Ended
---------------------          September 30,                September 30,
                             --------------------         -------------------
  (Unaudited)                1996            1995         1996           1995
                                           (amounts in thousands)
Net sales by division:
  SWISS AMERICAN             $5,719        $3,376         $14,361     $ 9,883
  ROYAL-ANGELUS               2,357         2,243           7,032       7,455
                             ------        ------         -------     -------

         Total               $8,076        $5,619         $21,393     $17.338
                             ======        ======         =======     =======

Sales in thousands of
pounds by division:
  SWISS AMERICAN             $3,886        $2,505         $ 9,978     $ 7,215
  ROYAL-ANGELUS               4,733         4,217          13,693      14,255

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 45% in dollars and 38% in pounds in the 1st nine months of 1996 and increased 69% in dollars and 55% in pounds in the 3rd quarter of 1996, over the same periods in 1995. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. Swiss's sales are higher primarily because of special pizza-chain orders. Swiss has made a substantial profit for the 1st nine months of 1996.

Plant employees are represented by United Food & Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales this year decreased about 6% in dollars and 4% in pounds in the 1st nine months and increased 5% in dollars and 12% in pounds in the 3rd quarter, compared to the same periods last year. The differences in the percent changes in dollars versus pounds resulted from proportionately higher sales of bulk products and lower sales of retail-packaged products. Royal's profit for the 1st nine months of 1996 was substantially lower than the same period last year, but its quarterly profit has increased each quarter of 1996 and its profit for the 3rd quarter of 1996 was higher than for the 3rd quarter of 1995. High flour prices and increased price competition are adversely affecting sales and profits.

The Company
-----------

Company sales were up 23% for the 1st nine months of 1996 compared to the 1st nine months of 1995 and were up 44% in the 3rd quarter of 1996 compared to the 3rd quarter of 1995. Net earnings for the 1st nine months of 1996 were $270,843 compared to $72,525 last year, and net earnings for the 3rd quarter were $179,050 compared to a $42,969 loss a year ago. Margins increased to 9.4% from 9% for the 1st nine months and increased to 10.3% from 6.7% for the 3rd quarter, comparing the same periods this year to last. The increased sales at Swiss are the principal cause of the improved margins, from production costs increasing less than proportionate to sales.

Administrative expense was up about $50,000 for the 1st nine months of 1996 compared to the same period in 1995, primarily due to an increase in corporate staff payroll and increased expenses for accounting, financial printing, consulting fees relating to Swiss and other outside services. Administrative expense was down about $7,000 in the 3rd quarter of 1996 because of higher bad debt expense in the 3rd quarter of 1995. Distribution expense was down $12,000 for the nine months despite higher sales because Swiss's salesmen payroll and sales commissions decreased, but was up $38,000 for the 3rd quarter on higher sales. Net interest expense increased for the nine months due to interest on the term loan used to purchase the 2nd Royal building, but decreased for the 3rd quarter on less borrowing under the bank line of credit. Other income decreased because a lease of a vacant lot being sublet and a space sharing arrangement at Swiss both ended.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At September 30, 1996, the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1996 to expire June 1, 1997, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,790,000, a maximum debt to tangible net worth ratio of

0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled in early July 1996. The Company is not in violation of any financial covenants.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $962,310 balance at September 30, 1996, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

Operations provided only $596 in cash in the 1st nine months of 1996 despite over $700,000 in earnings and depreciation, compared to $765,259 of cash provided by operations in the 1st nine months of 1995, primarily because of an increase in inventories this year versus a decrease last year. The Company's inventories normally reflect the level of sales and last year sales declined in the 3rd quarter, whereas this year sales increased. In addition, Swiss has been selling large quantities of a product which requires an unusually long drying time, causing a high work-in-process inventory at September 30, 1996. Increased sales were accompanied by increased receivables and payables as well as inventories at the end of the 1st nine months of 1996, with the result that, after other smaller operating cash flows, operations consumed virtually all of the cash it produced. Investing and financing activities consumed cash provided by cash on hand.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future.

The Company has no long-term debt except the $962,310 secured by 2nd Royal building. All of its other assets are unencumbered.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS No significant litigation.

ITEM 2. CHANGES IN SECURITIES None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5. OTHER INFORMATION

Internal Revenue Service Audit
------------------------------

In 1996, the IRS audited the Company's 1994 tax return and made no changes in the tax reported.

Common Stock Repurchase and Sale
--------------------------------

During the 1st nine months of 1996 the Company sold 38,192 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of

$2.76 per share. From inception of the Plan through September 30, 1996, employees have purchased a total of 389,903 shares. The Company did not purchase any of its shares during the 1st nine months of 1996 under its stock repurchase program.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividend Paid
------------------

A cash dividend of $0.025 per share was paid September 30, 1996.

Management Stock Transactions
-----------------------------

During the 3rd quarter of 1996, John M. Boukather, director, purchased 15 shares of the Company's common stock under a broker's dividend reinvestment program and Santo Zito, vice president and director, purchased 9,800 shares. No other purchases and no sales of the Company's common stock by officers or directors were reported during the 3rd quarter of 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 1996                 PROVENA FOODS INC.


                                       By  /s/ Thomas J. Mulroney
                                          --------------------------------
                                               Thomas J. Mulroney
                                               Vice President and
                                             Chief Financial Officer