Form 10-K
period 1996-12-31
PROVENA FOODS INC
filed 1997-02-28
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

--------------------------------------------------------------------------------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission File Number  1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as  specified in its charter)

           CALIFORNIA                                 95-2782215
------------------------------------------    ----------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA              91710
------------------------------------------    ----------------------------------
(Address of principal executive offices)            (ZIP code)

                                (909) 627-1082
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

     Title of each class           Name of each exchange on which registered

         COMMON STOCK                     AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the act:  None
--------------------------------------------------------------------------------

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
   The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 22, 1997 was $7,383,348.

   The number of shares of Provena Foods Inc. Common Stock outstanding on February 22, 1997 was 2,812,704.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                              PROVENA FOODS INC.

                         1996 FORM 10-K ANNUAL REPORT

                               Table of Contents

Item                                                                                                   Page
----                                                                                                   ---
                                               PART I
                                               ------
1.  Business...................................................................................        1

2.  Properties ................................................................................        4

3.  Legal Proceedings..........................................................................        5

4.  Submission of Matters to a Vote of Security Holders........................................        5

                                              PART II
                                              -------

5.  Market for the Registrant's Common Stock and Related Stockholder Matters...................        5

6.  Selected Financial Data....................................................................        7

7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......        8

8.  Financial Statements and Supplementary Data................................................        11

9.  Disagreements on Accounting and Financial Disclosure.......................................        11

                                             PART III
                                             --------

10. Directors and Executive Officers of the Registrant.........................................        11

11. Executive Compensation.....................................................................        12

12. Security Ownership of Certain Beneficial Owners and Management.............................        14

13. Certain Relationships and Related Transactions.............................................        14

                                             PART IV
                                             -------

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................        15

                                          --------------

    Signatures.................................................................................        16

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


Swiss American
--------------

   During the years ended December 31, 1996 and 1995, sales by Swiss American accounted for 68.1% and 58.3%, respectively, of the Company's net sales. The Company's processed meat products are sold primarily to pizza restaurant chains,
pizza processors and food service distributors.   Pizza processors produce
prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U. S.
Government.   The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

   The meat processing activities of the Company are conducted in its plant located in San Francisco, California. The meat processing activities of Swiss American are typified by its processing of pepperoni, its principal product, which consists of the following steps: (i) the purchase of frozen beef and pork trimmings with a guaranteed lean content; (ii) the blending of the meat into the Company's meat product while carefully controlling the consistency and content of the product; (iii) the addition of spices and preservatives to the product;
(iv) the extrusion of the product into sausage casings; (v) the oven cooking of the product in the casings; and (vi) the drying of the cooked product. Throughout the production process, the Company subjects its meat products to quality control inspection for the purposes of satisfying U.S. Department of Agriculture regulations, meeting customer specifications and assuring a consistent quality of the products to the Company's customers.

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

   The Company estimates the theoretical production capacity of its San Francisco plant to be 27,000,000 pounds per year. Although the Company does not have space within its San Francisco plant to further increase its capacity, the plant's capacity is adequate for the currently contemplated needs of Swiss American.


Royal-Angelus
-------------

   During the years ended December 31, 1996 and 1995, sales by Royal-Angelus accounted for 31.9% and 41.7%, respectively, of the Company's net sales. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

   Beginning in the latter part of 1987, the Company's pasta products have been produced at Royal-Angelus' production plant in Chino, California. In April 1995, the Company purchased a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 1999. The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year, adequate for the foreseeable production needs of Royal-Angelus.

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


Commodity Price Fluctuations and Availability
---------------------------------------------

   The Company contracts to sell its products at a fixed price for production and delivery in the future (generally four to six months or less). The Company is, therefore, subject to the risk of price fluctuations with respect to its product ingredients from the time the Company contracts with its customers until the time the Company purchases the commodities used to fill the orders. Prices for meat and flour, the Company's major product ingredients, fluctuate widely based upon supply, market speculation, governmental trade and agricultural policies, and other unpredictable factors. The price of durum semolina flour, the pasta division's primary ingredient, increased about 50% following the storms in the Midwest in 1993 and has remained up since then, decreasing slightly in 1996, but remaining well above pre-1993 levels.

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


Marketing and Distribution
--------------------------

   The Company's processed meat and pasta products have been marketed primarily by the Company's management personnel, food brokers, and two full-time salaried salesmen. Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.


Dependency on a Limited Number of Large Customers
-------------------------------------------------

   A substantial portion of the Company's revenues has in recent years resulted from sales to a few customers. See Note 12 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 1996:


                             Number of       Division       Company
          Division           Customers        Sales %       Sales %
          --------           ---------       --------       -------
      Swiss American             3             57%            39%
      Royal-Angelus              3             31%            10%
                                ---                           ---
             Totals              6                            42%

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

Employees
---------

   As of December 31, 1996, the Company employed 150 full-time employees, 83 in production at Swiss American in San Francisco, California, 55 in production at Royal-Angelus in Chino, California, 5 in clerical and office functions, 2 in sales activities, and 5 in management activities.

   The Company's San Francisco plant employees are represented by the United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.


Health Benefits
---------------

    From April 1, 1991 to December 31, 1993, the Company was totally self-funded for Company provided health insurance benefits for its non-union employees. On January 1, 1994, the Company became partially insured for the excess over $30,000 of claims of any covered person incurred and paid during the year, increased to $40,000 after 1995, but remains self-funded for claims up to $40,000. The Company is exposed to the risk of an extraordinary number of significant claims but not one or more very large claims.


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


ITEM 2.  PROPERTIES

   The Company's original meat processing plant is an approximately 48,000 square foot facility located in San Francisco occupied under a lease which expires in 1998. In 1990 the Company occupied, under a lease expiring in 2001, an approximately 45,000 square foot facility nearby its main plant which it improved by building a dryer and relocating its slicing operations. The theoretical production capacity of the meat plant is estimated at 27,000,000 pounds per year, adequate for the currently contemplated needs of the division, but the plant does not have space to increase the production capacity or the variety of meat products which can be produced. In 1998, the Company intends to move the meat plant into a newly leased or purchased building with the same capacity as the present plant, but with the capability of expansion to increase capacity or product variety.

   The Company's pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. In April 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 1999. The Chino plant, after the addition of a third short goods production line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds annually, adequate to fulfill the foreseeable needs of the of the pasta division, and with the capability of expansion.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of shareholders on Tuesday, April 23, 1996, at 11:00 a.m. at the Company's principal office. Shareholders representing 1,794,772 or 65.2% of the 2,749,289 shares entitled to vote were present in person or by proxy, with 97,785 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:



                                                               Without
      Nominee                      For          Withheld      Authority
John D. Determan                1,780,490           -0-         14,272
Theodore L. Arena               1,776,790         3,700         14,272
Ronald A. Provera               1,779,890           600         14,272
Santo Zito                      1,780,490           -0-         14,272
Thomas J. Mulroney              1,780,490           -0-         14,272
James P. McClune                1,492,260       288,230         14,272
Louis A. Arena                  1,780,490           -0-         14,272
Joseph W. Wolbers               1,491,660       288,830         14,272
John M. Boukather               1,491,260       289,230         14,272


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


                         Quarter of Fiscal Year Ended December 31
                   First           Second          Third         Fourth
                   -----           ------          -----         ------
1994   High        3-1/4           2-15/16         3             3
       Low         2-13/16         2-11/16         2-3/8         2-1/4

1995   High        2-13/16         2-3/4           3-1/16        5-3/8
       Low         2-3/8           2-1/4           2-5/16        2-7/16

1996   High        4               3-1/4           2-3/4         2-3/4
       Low         2-5/16          2-5/16          2-1/4         2-3/8

The closing price on December 31, 1996 was $2-7/16.


Common Stock
------------

   The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 1996 the Company had issued and outstanding 2,798,021 shares held by 235 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

   Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988, and has paid the following annual amounts per share:

            1996   1995    1994    1993    1992    1991    1990    1989    1988
DIVIDENDS   $0.10  $0.18   $0.1725 $0.1625 $0.16   $0.14   $0.125  $0.11   $0.10

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

   Shareholder communications regarding transfers, changes of address, missing dividends, lost certificates or similar matters should be directed to the Company's transfer agent and registrar, ChaseMellon Shareholder Services LLC, Stock Transfer Department, Washington Bridge Station, P.O. Box 469, New York, NY 10033, (800) 522-6645.


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

   In 1996, the Company purchased no shares under its stock repurchase program, but received 8,600 shares in payment of the exercise price of options at an average fair market value of $2.50 per share. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

   Under the Employee Stock Purchase Plan, in 1996 employees purchased 51,990 newly issued shares at an average price of $2.68 per share. Employees have purchased a total of 338,968 shares under the plan through December 31, 1996, at an average price of $3.05 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $140,000 per year.

   Employees exercised Incentive Stock Options in 1996 to purchase 16,000 shares at an exercise price of $2.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data presented below under the headings STATEMENT OF OPERATIONS DATA AND BALANCE SHEET DATA for, and as of the end of, each of the years in the five-year period ended December 31, 1996 is derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 1996, and the report thereon, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

                                                                     Year Ended December 31,
                                                       1996        1995        1994       1993       1992
                                                      -------      -------    -------    -------    -------
                                                        (Amounts in thousands except per share data)
STATEMENT  OF OPERATIONS DATA:
Net Sales                                             $28,895       23,424     26,265     22,924     22,570
Cost of sales                                          26,037       21,348     23,812     21,155     20,743
                                                      -------      -------    -------    -------    -------
Gross profit                                            2,858        2,076      2,453      1,769      1,827

Distribution, general and administrative expenses       2,002        2,021      2,082      1,954      1,984
                                                      -------      -------    -------    -------    -------
Operating income (loss)                                   856           55        371       (185)      (157)

Interest income (expense),  net                           (75)         (66)        (7)         3         (7)
Other income, net                                         113          184        156        161        .80
                                                      -------      -------    -------    -------    -------
Earnings (loss) before income tax expense  (benefit)      894          173        520        (21)       (84)


Income tax expense (benefit)                              332           84        200         (5)       (24)
                                                      -------      -------    -------    -------    -------
Net earnings (loss)                                   $   562           89        320         (16)      (60)
                                                      =======      =======    =======    =======    =======

Earnings (loss) per share                             $   .20          .03       .12         (.01)     (.02)
                                                      =======      =======    =======    =======    =======

Cash dividends paid per common share                  $   .10          .18     .1725        .1625       .16

Weighted average number of
   common shares outstanding (1)                        2,767        2,705     2,669        2,653     2,628

BALANCE SHEET DATA (end of period):
Working capital                                       $ 3,571        2,832     3,180        3,029     3,438
Property and equipment (net)                            4,705        5,083     4,070        4,258     4,276
Total assets                                           10,414       10,050     9,036        9,126     9,238
Long-term debt                                            960          969        -            -         -
Shareholders' equity                                    7,357        6,915     7,245        7,274     7,694
-----------------------------------------------------------------------------------------------------------------------------------

(1) The Company sold shares under its employee stock purchase plan, sold received shares in exercise of incentive stock options and shares under its incentive stock option plan, repurchased outstanding shares in the years as shown:

                                   1996      1995     1994     1993     1992
                                  ------    ------   ------   ------   ------
Purchase Plan Shares Sold         51,990    57,223   54,461   46,485   41,201
Incentive Option Shares Sold      16,000    53,555   52,000       -        -
Received in Exercise of Options    8,600    18,500   31,457       -        -
Outstanding Shares Repurchased        -     52,289   28,757   32,736   16,692

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
   The following table sets forth operating data for the years ended December 31, 1996, 1995 and 1994:



                                                                         Year Ended December 31,
                                                                         -----------------------
                                                           1996                    1995                 1994
                                                                          (Dollars in thousands)
Net sales                                             $28,895  100.0%         $23,424  100.0%         $26,265  100.0%
Cost of sales                                          26,037   90.1           21,348   91.1           23,812   90.7
                                                      -------  -----          -------  -----          -------  -----
Gross profit                                            2,858    9.9            2,076    8.9            2,453    9.3

Distribution, general and administrative expenses       2,002    6.9            2.021    8.7            2,082    7.9
                                                      -------  -----          -------  -----          -------  -----
Operating income                                          856    3.0               55     .2              371    1.4

Interest income, net                                      (75)   (.3)             (66)   (.3)              (7)    -
Other income, net                                         113     .4              184     .8              156     .5
                                                      -------  -----          -------  -----          -------  -----
Earnings before income tax expense                        894    3.1              173     .7              520    2.0

Income tax expense                                        332    1.1              84      .3              200     .8
                                                      -------  -----          -------  -----          -------  -----
Net earnings                                          $   562    1.9%         $   89      .4%         $   320    1.2%
                                                      =======  =====          =======  =====          =======  =====
Sales in thousands of pounds by division
                        SWISS AMERICAN                      13,475                  9,990                  11,753
                        ROYAL-ANGELUS                       18,213                 18,825                  16,688


Comparison of Years Ended December 31, 1996 and 1995
----------------------------------------------------

   In 1996, sales of $28,895,372 were up 23% from 1995 sales of $23,424,677, as the result of increased sales at the Swiss American meat division.

   The meat division's sales were up about 44% in dollars and 35% in pounds in 1996 over 1995 and Swiss had a substantial operating profit in 1996 versus a substantial loss in 1995. Swiss's sales for the 4th quarter of 1996 were up 41% in dollars and 26% in pounds over the 4th quarter of 1995. Sales increased proportionately more in dollars than in pounds because of higher selling prices reflecting higher meat costs.

   The increase in sales and profitability at Swiss resulted from special pizza-chain orders and a reversal of a long term erosion in sales and profitability which began in 1991. The Company continues to seek a meat processing business complementary to Swiss which could be combined with Swiss to enhance Swiss's profitability, but currently has no likely prospect.

   The Royal-Angelus pasta division's sales decreased about 6% in dollars and 3% in pounds in 1996 over 1995, after record annual sales in both dollars and pounds in 1995. The pasta division's sales for the 4th quarter of 1996 were down 5.6% in dollars and 1.1% in pounds over the same quarter of 1995. The percent decreases were higher in dollars than in pounds because of a higher proportion of sales of bulk products rather than retail-packaged products.

   The cost of semolina flour increased about 50% in 1993 and has remained up since then, decreasing slightly in 1996 but remaining well above pre-1993 levels. This cost increase puts pressure on margins and prices, because if passed on to consumers they might reduce consumption, and if passed on to customers, they might seek a cheaper supplier. At the same time, increasing industry capacity is causing increased price competition, adversely affecting sales and prices. The high flour prices and increased price competition caused Royal's operating income to be 35% lower in 1996 than 1995.

   The Company's gross profit for 1996 was $2,858,000 or 9.9% of net sales compared to $2,076,000 or 8.9% of net sales for 1995. Gross profit increased absolutely and as a percent of sales because Swiss's sales increased but its production costs increased less than proportionate to its sales. Distribution, general and administrative expenses for 1996 were down about 1% from 1995. Distribution expense was up about $14,000 or 2% despite increased freight on a 23% increase in sales, because of decreases in Swiss's salesmen payroll and sales commissions. Administrative expense was down about $33,000 because of lower bad debt expense and collections on doubtful accounts, partially offset by higher clerical payroll, consulting fees relating to Swiss and other outside services.

   Other income decreased about $70,000 because a lease of a vacant lot being sublet and a space sharing arrangement at Swiss both ended. Net interest expense increased about $9,000 because of interest on the term loan used to purchase the 2nd Royal building.


Comparison of Years Ended December 31, 1995 and 1994
----------------------------------------------------

   In 1995, sales of $23,424,000 were down 11% from 1994 sales of $26,265,000, despite record sales by the Royal-Angelus pasta division.

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

   The decrease in sales and profitability at Swiss was a continuation of a long term erosion in sales and profitability which began in 1991 and is attributed to over-capacity to produce pepperoni for pizza, reduced growth in pizza consumption and intense competition. The most likely way to improve Swiss's performance would be to increase its sales. Management concluded that there was no reasonable prospect of growing Swiss back to profitability and engaged a consultant to seek a specialty meat processing business complementary to Swiss which could be combined with Swiss to result in a profitable meat business by having a meat plant operating near capacity.

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

   The cost of semolina flour began rising in 1993 and was up about 50% from pre-1993 levels through 1995. This cost increase put pressure on margins and prices, because if the full increase was passed on to the consumer, less consumption might result and if it was passed on to the Company's customers, they might seek a cheaper supplier. This pressure on margins and prices caused Royal's operating profit to be 6% lower in 1995 than 1994, despite increased sales.

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


Liquidity and Capital Resources
-------------------------------

   The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At December 31, 1996 the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1996 to expire June 1, 1997, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,790,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled in early July 1996. The Company is not in violation of any financial covenants.

   In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR" rate, with a $960,195 balance at December 31, 1996, including the $8,460 current portion. The loan is payable in monthly payments of $705 principal plus accrued interest and will have a $932,700 principal balance payable at the end of the term. The pasta division occupies 40% of the building and 60% is leased to a tenant.

   The Company's pasta plant in Chino, California, after the addition of a third short goods line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds per year compared to about 18,213,000 pounds sold in 1996.
The plant has the capacity to fulfil the foreseeable needs of the pasta division with adequate space for expansion.

   Swiss American Sausage division's San Francisco meat processing plant has a theoretical production capacity estimated at 27,000,000 pounds per year, compared to about 13,475,000 pounds sold in 1996. The meat plant's present capacity is adequate for the currently contemplated needs of the division, but the plant does not have space to increase its capacity or the variety of meat products which can be produced. The lease of the main production building expires in 1998 and in 1998 the Company intends to move the plant into a newly leased or purchased building with the same capacity as the present plant, but with the capability of increasing capacity or product variety.

   Accomplishing the move requires locating and acquiring a suitable building, improving the building for use as a meat processing plant, installing meat processing equipment, arranging for a lessor or lender or both to finance the acquisition and improvement of the building and installation of equipment, and obtaining the consent of Wells Fargo Bank, NA to the transaction, all of which remain to be done. The annual cost to Swiss of the new plant building will exceed the annual cost of its two current buildings and Swiss will bear the cost of rent on its 2nd building until the lease expires in 2001, less any amount received from subletting the 2nd building.

   Additions to property and equipment of about $300,000 are anticipated for 1997.

   In 1994 cash decreased about $51,000. Operating activities produced about $700,000 of cash from earnings, depreciation, reduced receivables and increased accrued expenses, offset by higher inventories and lower accounts payable. Investing activities used $302,000 for net capital expenditures and financing activities used $450,000 for dividends and reduction of bank debt, less net stock proceeds. For the first 3 quarters of 1994, both divisions had higher sales in dollars and pounds than in the same quarter of 1993, but in the 4th quarter of 1994 Swiss's sales declined compared with the 4th quarter of 1993, resulting in higher inventories at year end than desired.

   In 1995 cash increased about $294,000. Operating activities produced about $1,297,000 primarily from earnings, depreciation, a decrease in inventories and increases in accounts payable and accrued expenses. Investing activities used $578,000 for net capital expenditures and financing activities used $425,000 for dividends offset by net stock proceeds. Company sales decreased during 1995 and inventories were reduced by over $500,000. The Company purchased the 2nd Royal building in 1995, incurring $975,000 of long term debt and using about $300,000 of cash.

   In 1996 cash decreased about $85,000. Operating activities produced about $238,000, principally from earnings and depreciation offset by increases in receivables and inventories and a decrease in payables. Investing activities used $194,000 for net capital expenditures and financing activities used $129,000 for dividends offset by net stock proceeds. The Company's inventories and receivables normally reflect the level of its sales, and in 1996 sales were up 23%, resulting in a $209,000 increase in receivables and a $631,000 increase in inventories, following a $502,000 reduction in inventories in 1995 on reduced sales.

   In 1997 quarterly cash dividends will continue to be paid if the Board believes that earnings and cash flow are adequate.

   The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $139,087 in 1996 and may be as much as $140,000 or more in 1997.

   The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the needs of its operations for the foreseeable future.

   The Company has no long term debt except the $960,195 secured by 2nd Chino building. All of its other assets, including inventories, receivables, equipment and its original Chino pasta plant are unencumbered.


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

   None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

   JOHN D. DETERMAN, age 64, has been a vice president and director of the Company since its formation in 1972, General Counsel from 1986 to 1992, and Chairman and Chief Executive Officer since 1992. He is a member of the audit and option committees.

   THEODORE L. ARENA, age 54, has been the General Manager of Swiss American since 1976 and has been the President and a director of the Company since 1985. He is the nephew of Louis A. Arena, a director of the Company.

   RONALD A. PROVERA, age 59, has been the secretary and a director of the Company since its formation in 1972 and was the General Manager of Sav-On Food Co., the Company's distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to Royal-Angelus. He is a member of the option committee.

   SANTO ZITO, age 60, has been the Company's plant engineer since 1976, and a vice president and director of the Company since its formation in 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

   THOMAS J. MULRONEY, age 51, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

   LOUIS A. ARENA, age 74, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the Royal-Angelus Macaroni Co. division from 1975 until his retirement in 1989.

   JOSEPH W. WOLBERS, age 67, has been a director of the Company and Chairman of the audit committee since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950.

   JOHN M. BOUKATHER, age 60, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company and member of the audit committee since 1987.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth for the years ended December 31, 1996, 1995 and 1994, all compensation of all executive officers of the Company serving at December 31, 1996.

                                           Annual        SEP/IRA
Name and Position               Year       Salary     Contributions
-----------------               ----       ------     -------------
John D. Determan,               1996       $ 62,791    $  9,419
   Chief Executive Officer      1995         63,098       9,465
                                1994        100,686      15,103

Theodore L. Arena,              1996        107,135      16,070
   President                    1995        105,887      15,883
                                1994        104,973      15,745

Ronald A. Provera,              1996        103,568      15,535
   Secretary                    1995        103,338      15,501
                                1994        102,474      15,371

Santo Zito,                     1996        106,246      15,937
   Vice President               1995        111,586      16,738
                                1994        104,548      15,582

Thomas J. Mulroney,             1996        102,161      15,324
   Chief Financial Officer      1995        101,693      15,254
                                1994        101,262      15,189

   See Incentive Stock Option Plan  below for information on Incentive Stock
       ---------------------------
Options.  See Simplified Employee Pension Plan below for more information on
              --------------------------------
SEP/IRA Contributions.

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

   For 1996, the Company contributed $393,880 to IRA's under the plan.

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

   In August 1987, options were granted under the plan to purchase 185,000 shares at a price of $7.00 per share, 125,000 to Theodore L. Arena, 30,000 to Thomas J. Mulroney and 30,000 to another employee. In June 1988, those options were terminated and options were granted to purchase 230,000 shares at a price of $3-5/8 per share, 155,000 to Mr. Arena, 30,000 to Mr. Mulroney and the balance to three other employees. In December 1992, the outstanding options were terminated and options were granted to purchase 260,000 shares at a price of $2-1/4 per share, 150,000 to Mr. Arena, 30,000 to Mr. Mulroney, and the balance to four other employees.

   No options were exercised prior to 1994. In 1994, options were exercised to purchase 52,000 shares, including 30,000 by Mr. Arena and 6,000 by Mr. Mulroney. In 1995, options were exercised to purchase 53,555 shares, including 30,000 by Mr. Arena and 6,000 by Mr. Mulroney. In 1996, options were exercised to purchase 16,000 shares, none by executive officers. The following table shows, for the two executive officers, the number of unexercised options held on January 1, 1997, the number exercisable and unexercisable and their aggregate value based on the year end closing price of $2-7/16.

                       Option Values at January 1, 1997

                             Number of Unexercised      Value of Unexercised In-the-
                               Options at 1/1/97           Money Options at 1/1/97
Name                        Exercisable/Unexercisable     Exercisable/Unexercisable

Theodore L. Arena                60,000/  -0-                   $11,250/  -0-
Thomas J. Mulroney               12,000/  -0-                   $ 2,250/  -0-


Compensation of Directors
-------------------------

   Directors who are not officers or employees are paid a fee of $500 for each board meeting or board committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership
--------------------------

   The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 1996.

                                        Shares Beneficially Owned
                                -----------------------------------------
                                Without Options(3)   Options Exercised(4)
                                ------------------   --------------------
Name or Category(1)             Number     Percent   Number       Percent
-------------------             ------     -------   ------       -------

John D. Determan                  335,327   12.0%      335,327     11.5%
Penny S. Bolton (2)               378,463   13.5%      378,463     13.0%
Theodore L. Arena                 140,994    5.0%      230,994      7.9%
Ronald A. Provera                 322,330   11.5%      322,330     11.1%
Santo Zito                        352,330   12.6%      352,330     12.1%
Thomas J. Mulroney                 20,900     .7%       38,900      1.3%
Louis A. Arena                    288,030   10.3%      288,030      9.9%
John M. Boukather                   1,644     .1%        1,644       .1%
Joseph W. Wolbers                   6,650     .2%        6,650       .2%
Officers and Directors          1,468,205   52.5%    1,570,205     54.0%
Shares Outstanding              2,798,021    100%    2,908,466      100%
-------------------------------------------------------------------------------

(1) The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.

(2) Penny S. Bolton is the widow of James H. Bolton, former chairman of the Company. Her shares are not included in the group's shares.

(3) Excludes options under the Company's Incentive Stock Option Plan to Theodore L. Arena to purchase 90,000 shares, to Thomas J. Mulroney to purchase 18,000 shares and to all officers and directors as a group to purchase 108,000 shares.

(4)  The options of Messrs. Arena, Mulroney and the group are deemed exercised.

   No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.


Management Stock Transactions
-----------------------------

   During the specified quarter of 1996, officers and directors purchased the following numbers of shares of the Company's common stock: 1st quarter, John M. Boukather, director - 16 shares; 2nd quarter, Mr. Boukather - 13; 3rd quarter, Mr. Boukather - 15, Santo Zito, vice president and director - 9,800; 4th quarter, Mr. Boukather - 16. No other purchases and no sales of the Company's common stock by officers or directors were reported during the year.

   Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 1996 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act, except that Mr. Boukather filed a Form 4 in March 1996 for 99 shares purchased during 1995 and January 1996 under a broker's dividend reinvestment program.


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

3.11  Amendment to Bylaws of the Company re Annual Meeting in April (7)

3.12 Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)

 4.3   Form of Certificate evidencing common stock (8)

10.2   1987 Incentive Stock Option Plan, as amended to date (1)

10.4 Lease Agreement dated October 27, 1978 between the Company, as the successor in interest to the Lessee, Swiss American Sausage Co., and Alfredo L. Caceres and Doris Caceres, as Lessor, of Plant (1) the first Swiss American San Francisco

10.20  1988 Stock Purchase Plan of the Company (4)

10.22 Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)

10.23 Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)

10.26 Lease Agreement dated May 28, 1990 between the Company and Alexander M. and June L. Maisin, as Lessor, of the second Swiss American San Francisco Plant (7)

10.35 Credit Agreement dated February 1, 1995 between the Company and Wells Fargo Bank, National Association and First Amendment thereto dated April 10, 1995 (9)

10.36 Standard Industrial/Commercial Single-Tenant Lease - Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)

10.38 Collective Bargaining Agreement dated December 6, 1995, between the Company and United Food and Commercial Workers Union Local 101, AFL-CIO
       (9)

10.39 Third Amendment to Credit Agreement dated June 1, 1996 between the Company and Wells Fargo Bank, NA

24.1   Report and Consent of KPMG Peat Marwick LLP

27     EDGAR Financial Data Schedule
--------------------------------------------------------------------------------

(1)    Exhibit to Form S-1 Registration Statement filed May 11, 1987

(2) Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987

(3) Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed June 29, 1987

(4)    Exhibit to 1987 Form

(5)    Exhibit to 1988 Form

(6)    Exhibit to 1989 Form 10-K Annual Report

(7)    Exhibit to 1990 Form 10-K Annual Report

(8)    Exhibit to 1991 Form 10-K Annual Report

(9)    Exhibit to 1995 Form 10-K Annual Report


Reports on Form 8-K
-------------------
   During the year ended December 31, 1996 the Company filed no reports on Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 22, 1997                              PROVENA FOODS INC.

                                                       By: /s/ JOHN D. DETERMAN
                                                          ----------------------
                                                           John D. Determan
                                                           Chairman of the Board

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                   Title                                        Date
   ---------                                   -----                                        ----
/s/ JOHN D. DETERMAN                   Chairman of the Board (Principal
------------------------------------   Executive Officer) and Director                  February 22, 1997
John D. Determan

/s/ THEODORE L. ARENA
------------------------------------   President and Director                           February 22, 1997
Theodore L. Arena

/s/
------------------------------------   Vice President, Sales, Secretary and
Ronald A. Provera                      Director                                         February   , 1997

/s/ SANTO ZITO
------------------------------------   Vice President and Director                      February 22, 1997
Santo Zito

/s/ THOMAS J. MULRONEY                 Chief Financial Officer (Principal
------------------------------------   Financial and Accounting Officer)                February 22, 1997
Thomas J. Mulroney

/s/ LOUIS A. ARENA
------------------------------------   Director                                         February 22, 1997
Louis A. Arena

/s/ JOSEPH W. WOLBERS
------------------------------------   Director                                         February 22, 1997
Joseph W. Wolbers

/s/ JOHN M. BOUKATHER
------------------------------------   Director                                         February 22, 1997
John M. Boukather

                        PROVENA FOODS INC.

                        SEC Form 10-K

                        Items 8 and 14 (a)(1)

                        Financial Statements and Schedule

                        December 31, 1996 and 1995

                        (With Independent Auditors' Report Thereon)

                              PROVENA FOODS INC.


                  Index to Financial Statements and Schedule
                  ------------------------------------------

                                                                                             Page
                                                                                             ----

Independent Auditors' Report                                                                 F-2

Balance Sheets--December 31, 1996 and 1995                                                   F-3

Statements of Earnings--Years ended December 31, 1996, 1995 and 1994                         F-4

Statements of Shareholders' Equity--Years ended December 31, 1996, 1995 and 1994             F-5

Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994                       F-6

Notes to Financial Statements                                                                F-8

Schedule
--------
II--Valuation and Qualifying Accounts and Reserves                                           F-17

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 1996 and 1995 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG PEAT MARWICK LLP
Orange County, California
January 24, 1997

                              PROVENA FOODS INC.

                                Balance Sheets

                          December 31, 1996 and 1995

                                                                      1996            1995
                                                                   -----------    -----------
                     ASSETS
Current assets:
 Cash and cash equivalents                                         $   265,529        350,843
 Accounts receivable, less allowance for doubtful accounts of
    $0 in 1996 and $54,700 in 1995 (note 12)                         2,408,297      2,199,671
 Inventories (note 2)                                                2,928,678      2,297,322
 Prepaid expenses (note 9)                                              57,159         67,053
 Income taxes receivable (note 9)                                           -           2,342
                                                                   -----------     ----------

    Total current assets                                             5,659,663      4,917,231

Property and equipment, net (notes 3 and 6)                          4,704,602      5,082,899
Other assets (note 9)                                                   49,581         49,384
                                                                   -----------     ----------

                                                                   $10,413,846     10,049,514
                                                                   ===========     ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt (note 6)                        $     8,460          8,460
 Accounts payable                                                      670,594        793,755
 Accrued liabilities (note 7)                                        1,384,925      1,283,026
 Income tax payable (note 9)                                            24,460             -
                                                                   -----------     ----------

    Total current liabilities                                        2,088,439      2,085,241
                                                                   -----------     ----------

Deferred income (note 4)                                                17,057         89,004
Long-term debt, net of current portion (note 6)                        951,735        960,195


Shareholders' equity (notes 8 and 11):
 Capital stock, no par value; authorized 10,000,000 shares;
  2,798,021 and 2,738,631 shares issued and outstanding at
  December 31, 1996 and 1995, respectively                           4,257,760      4,104,173
 Retained earnings                                                   3,098,855      2,814,169
 Note receivable from shareholder                                           -          (3,268)
                                                                   -----------     ----------

    Total shareholders' equity                                       7,356,615      6,915,074

Commitments and contingencies (notes 5, 10, 13 and 14)
                                                                   -----------     ----------

                                                                   $10,413,846     10,049,514
                                                                   ===========     ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                            Statements of Earnings

                 Years ended December 31, 1996, 1995 and 1994

                                               1996          1995          1994
                                           -----------    ----------    ----------
Net sales (note 12)                        $28,895,372    23,424,677    26,265,478
Cost of sales                               26,037,541    21,348,187    23,812,347
                                           -----------    ----------    ----------

    Gross profit                             2,857,831     2,076,490     2,453,131
                                           -----------    ----------    ----------

Operating expenses:
 Distribution                                  893,834       880,316       956,399
 General and administrative (note 10)        1,107,581     1,140,709     1,125,395
                                           -----------    ----------    ----------
                                             2,001,415     2,021,025     2,081,794
                                           -----------    ----------    ----------

    Operating income                           856,416        55,465       371,337

Interest expense, net                          (75,437)      (66,089)       (7,408)
Other income, net (note 3)                     113,339       183,640       156,499
                                           -----------    ----------    ----------

    Earnings from operations before
     income tax expense                        894,318       173,016       520,428


Income tax expense (note 9)                    332,416        84,224       200,200
                                           -----------    ----------    ----------

    Net earnings                           $   561,902        88,792       320,228
                                           ===========    ==========    ==========
Net earnings per share                     $       .20           .03           .12
                                           ===========    ==========    ==========

Weighted average number of shares
 outstanding                                 2,767,156     2,705,398     2,669,336
                                           ===========    ==========    ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                      Statements of Shareholders' Equity

                 Years ended December 31, 1996, 1995 and 1994

                                                  Capital stock                                    Note
                                          -------------------------------                        receivable         Total
                                             Shares                              Retained          from         shareholders'
                                             issued             Amount           earnings        shareholder       equity
                                          ------------       ------------      ------------     ------------    ------------
Balance at December 31, 1993              2,652,395          $3,935,638        3,354,385          (15,788)      7,274,235

Repurchase of capital stock                 (60,214)           (167,577)              -                -         (167,577)

Sale of capital stock                        54,461             156,634               -                -          156,634

Exercise of shares under stock option
 plan (note 11)                              52,000             117,000               -                -          117,000


Cash dividends paid, $.1725 per share            -                   -          (461,701)              -         (461,701)

Payment on shareholder note receivable
 (note 8)                                        -                   -                -             6,050           6,050

Net earnings                                     -                   -           320,228               -          320,228
                                          ---------          ----------        ---------          -------       ---------

Balance at December 31, 1994              2,698,642           4,041,695        3,212,912           (9,738)      7,244,869

Repurchase of capital stock                 (70,789)           (212,651)              -                -         (212,651)

Sale of capital stock                        57,223             154,630               -                -          154,630

Exercise of shares under stock option
 plan (note 11)                              53,555             120,499               -                -          120,499

Cash dividends paid, $.18
per share                                        -                   -          (487,535)              -         (487,535)

Payment on shareholder note receivable
 (note 8)                                        -                   -                -             6,470           6,470

Net earnings                                     -                   -            88,792               -           88,792
                                          ---------          ----------        ---------          -------       ---------

Balance at December 31, 1995              2,738,631           4,104,173        2,814,169           (3,268)      6,915,074

Repurchase of capital stock                  (8,600)            (21,500)              -                -          (21,500)

Sale of capital stock                        51,990             139,087               -                -          139,087

Exercise of shares under stock option
 plan (note 11)                              16,000              36,000               -                -           36,000

Cash dividends paid, $.10 per share              -                   -          (277,216)              -         (277,216)

Payment on shareholder note receivable
 (note 8)                                        -                   -                -             3,268           3,268

Net earnings                                     -                   -           561,902               -          561,902
                                          ---------          ----------        ---------          -------       ---------

Balance at December 31, 1996              2,798,021          $4,257,760        3,098,855               -        7,356,615
                                          =========          ==========        =========          =======       =========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                                              1996          1995        1994
                                            --------      ---------    --------

Cash flows from operating activities:
 Net earnings                               $561,902         88,792    320,228
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization             572,459        539,796    490,469
   Provision for bad debts                        -          91,212         -
   Decrease (increase) in accounts
    receivable                              (208,626)      (269,788)   133,579
   Decrease (increase) in inventories       (631,356)       502,497   (308,766)
   Decrease (increase) in prepaid
    expenses                                   9,894         (8,706)    10,703
   (Increase) decrease in income taxes
    receivable                                 2,342         (2,342)     9,164
   Decrease (increase) in other assets          (197)       (18,972)     1,732
   Increase (decrease) in accounts
    payable                                 (123,161)       124,030   (202,907)
   Increase in accrued liabilities           101,899        196,986    252,264
   Increase in income tax payable             24,460             -          -
   Increase (decrease) in deferred
    income                                   (71,947)        53,337     (5,569)
                                            --------      ---------   --------

      Net cash provided by operating
       activities                            237,669      1,296,842    700,897
                                            --------      ---------   --------

Cash flows from investing activities:
 Proceeds from sale of property and
  equipment                                    1,200          4,900     19,041
 Additions to property and equipment        (195,362)      (582,560)  (321,084)
                                            --------      ---------   --------

      Net cash used in investing
       activities                           (194,162)      (577,660)  (302,043)
                                            --------      ---------   --------

                                  (Continued)

                              PROVENA FOODS INC.

                                              1996           1995       1994
                                            --------      ---------   --------
Cash flows from financing activities:
 Net borrowings on bank credit line         $     -              -    (100,000)
 Payments on note payable to bank             (8,460)        (6,345)        -
 Repurchase of capital stock                 (21,500)      (212,651)  (167,577)
 Proceeds from sale of capital stock         139,087        154,630    156,634
 Exercise of stock options                    36,000        120,499    117,000
 Payments received on note from
  shareholder                                  3,268          6,470      6,050
 Cash dividends paid                        (277,216)      (487,535)  (461,701)
                                            --------      ---------   --------

      Net cash used in financing
       activities                           (128,821)      (424,932)  (449,594)
                                            --------      ---------   --------

      Net increase (decrease) in cash
       and cash equivalents                  (85,314)       294,250    (50,740)



Cash and cash equivalents at beginning
 of period                                   350,843         56,593    107,333
                                            --------      ---------   --------
Cash and cash equivalents at end of
 period                                     $265,529        350,843     56,593
                                            ========      =========   ========

Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
   Interest                                 $ 81,081         67,747     11,147
   Income taxes                              287,600        150,083    136,800
                                            ========      =========   ========

Supplemental disclosure of noncash
 investing and financing activities -
 building acquired for debt                 $     -         975,000         -
                                            ========      =========   ========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1996 and 1995



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

                Buildings and improvements      31.5 to 39 years
                Machinery and equipment         10 years
                Delivery equipment              5 years
                Office equipment                7 years

    Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers excess cash invested in highly liquid money market funds to be cash equivalents.

    Earnings per Share

    Earnings per share are based on the weighted average number of common shares outstanding during the year. Common equivalent shares (stock options) are not included in the computation of earnings per share as their effect would be immaterial. Fully diluted earnings per share approximate primary earnings per share.

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

                              PROVENA FOODS INC.

    Use of Estimates

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are measured at cost which approximates their fair value.

    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed their fair values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

    Stock Option Plan

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No.E25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No.E123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No.E123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proEforma net income and proEforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company adopted the latter alternative method. There was no difference between reported earnings and proEforma earnings in 1996 or 1995.

                              PROVENA FOODS INC.

(2) Inventories

    A summary of inventories follows:

                                                   1996        1995
                                                ----------   ---------
                Raw materials                   $  935,835     797,990
                Work in process                    689,650     575,957
                Finished goods                   1,303,193     923,375
                                                ----------   ---------
                                                $2,928,678   2,297,322
                                                ==========   =========

(3) Property and Equipment

    Property and equipment, at cost, consists of the following:

                                                   1996        1995
                                                ----------   ---------
                Land                            $  551,985     551,985
                Buildings and improvements       3,249,666   3,265,644
                Machinery and equipment          5,338,432   5,042,767
                Delivery equipment                  28,599      28,599
                Office equipment                   114,301     113,712
                Construction in progress                -       86,132
                                                ----------   ---------
                                                 9,282,983   9,088,839
                Less accumulated depreciation    4,578,381   4,005,940
                                                ----------   ---------
                                                $4,704,602   5,082,899
                                                ==========   =========

    The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $103,774, $129,112 and $75,000 in 1996, 1995 and 1994,
    respectively.

(4) Deferred Income

    In 1978, the Company sold real property and certain machinery to an unrelated third party and simultaneously entered into a 20-year noncancelable operating lease (note 13). The sale resulted in a gain of $186,098 which has been deferred and is being amortized on the straight-line method over the term of the lease as an adjustment to rental expense.

                              PROVENA FOODS INC.

(5) Line of Credit

    The Company has a $2,000,000 unsecured bank line of credit, at an interest rate of bank prime (8.25% at December 31, 1996) plus .375%, which expires on June 1, 1997. Following is a summary of activity under the line of credit:

                                              1996        1995       1994
                                            --------    -------    -------
Balance at December 31                      $     -          -          -
Maximum amount outstanding at any
 month-end                                   390,000    550,000    700,000
Average amount of month-end borrowings        58,000    142,000    170,050
Weighted average interest rate during
 the year                                      8.625%     9.359%     7.513%
                                            ========    =======    =======

    The bank line of credit agreement includes covenants limiting certain activities of the Company. Among these covenants are restrictions as to mergers and expenditures for capital assets in excess of $500,000 per year. In addition, the loan agreement requires that the Company maintain minimum tangible net worth and certain total debt to tangible net worth ratios. The Company was in compliance with all such covenants at December 31, 1996.

(6) Long-Term Debt

    Long-term debt consists of a mortgage note payable secured by a deed of trust on land and building, bearing interest at 2% over the Bank's LIBOR rate (7.53% at December 31, 1996); payable in monthly installments of principal and interest ($7,250 at December 31, 1996) through February 1, 2000, when a balloon payment of all unpaid principal and interest is due and payable.

(7) Accrued Liabilities

    A summary of accrued liabilities at December 31 follows:

                                                        1996            1995
                                                      ----------     ----------
                Accrued profit sharing (note 10)      $  393,880        393,196
                Accrued retirement                       135,151        137,342
                Accrued compensation                     207,677        164,472
                Other                                    648,217        588,016
                                                      ----------     ----------

                                                      $1,384,925      1,283,026
                                                      ==========     ==========

                              PROVINA FOODS INC.

(8) Shareholders' Equity

    In 1976, the Company sold 105 shares of stock of a predecessor company to two employees in exchange for cash and notes receivable. These shares were exchanged for 214,200 shares of Provena Foods Inc. when the predecessor merged into the Company in 1985. At December 31, 1995, one note remained and was shown as a reduction to shareholders' equity. This note was paid in full at December 31, 1996.

    In 1995 and 1994, the Company repurchased shares in negotiated transactions and retired the shares purchased. The Company sold shares to employees under its 1988 employee stock purchase plan in 1996, 1995 and 1994.

(9) Income Taxes

    Income tax expense (benefit) consists of the following:

                                1996       1995       1994
                              --------   --------   -------
                Current:
                 Federal      $277,807    73,043    158,940
                 State          76,945    20,245     27,324
                Deferred       (22,336)   (9,064)    13,936
                              --------    ------    -------

                              $332,416    84,224    200,200
                              ========    ======    =======

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset and deferred income tax expense are presented below:

                                                         Deferred                           Deferred
                                                       income tax                          income tax
                                    December 31,         expense        December 31,         expense       December 31,
                                       1996             (benefit)          1995             (benefit)         1994
                                    ------------       ----------       ------------       ----------      -----------
 Allowance for doubtful
  accounts                           $    -             (25,976)            25,976           18,615            7,361

Deferred income (note 4)                6,847            (3,734)            10,581           (4,863)          15,444
Depreciation                            2,386           (30,972)            33,358           12,466           20,892
State taxes                            26,161            19,278              6,883            6,883               -
                                     --------           -------            -------          -------          -------
                                       35,394           (41,404)            76,798           33,101           43,697
Valuation allowance                   (28,545)           19,068            (47,613)         (24,037)         (23,576)
                                     --------           -------            -------          -------          -------
Net deferred tax asset               $  6,849           (22,336)            29,185            9,064           20,121
                                     ========           =======            =======          =======          =======

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on the Company's historical results of operations, a valuation allowance has been established.

                              PROVENA FOODS INC.

    Included in other assets are net deferred tax assets of $6,849 and $10,535 at December 31, 1996 and 1995, respectively. The balance of net deferred tax assets, if any, is included in prepaid expenses.

    Actual income tax expense differs from the "expected" tax amount, computed by applying the U.S. Federal corporate tax rate of 34% to earnings from operations before income tax expense, as follows:

                                             1996                   1995                    1994
                                     --------------------   --------------------    -------------------
                                     Amount           %     Amount          %       Amount         %
                                     --------    --------   --------    --------    --------    --------

Computed "expected" tax expense      $304,068      34.0     $ 58,825      34.0      $176,945      34.0
State income taxes, net of Federal
 income tax benefit                    50,784       5.7       13,362       7.7        31,746       6.1

State N.O.L. carryforward                  -         -            -         -         (4,422)      (.8)
Change in valuation allowance         (19,068)     (2.1)      24,037      13.9        (3,779)      (.7)
Other                                  (3,368)      (.4)     (12,000)     (6.9)         (290)      (.1)
                                     --------      ----     --------      ----      --------      ----
                                     $332,416      37.2     $ 84,224      48.7      $200,200      38.5
                                     ========      ====     ========      ====      ========      ====

     The Company utilized a California state net operating loss carryforward of $72,491 in 1994.


(10) Employee Benefit Plans

     In 1988, the Company adopted a Simplified Employee Pension--Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company's contributions to the SEP IRA for 1996, 1995 and 1994 were $393,880, $393,196 and $365,934, respectively.

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

                              PROVENA FOODS INC.

(11) Incentive Stock Option Plan

     Under a stock option plan adopted in 1987, the Company has awarded options to certain of its key employees to purchase common stock at prices which approximate the fair market value of the stock at the date of grant. The plan provides for a maximum grant of 261,704 shares. In December 1993, options were granted to purchase 260,000 shares at $2.25 per share, of which 102,445 were exercisable at December 31, 1996. A total of 16,000, 53,555 and 52,000 options were exercised in 1996, 1995 and 1994, respectively, at $2.25 per share. At December 31, 1996, options to purchase 138,445 shares remained outstanding.

(12) Segment Data and Major Customers

     The following table represents financial information about the Company's business segments for the three years ended December 31, 1996:

                                               1996               1995              1994
                                           -----------        -----------        ----------
Net sales to unaffiliated customers:
 Swiss American Division                   $19,677,706        13,654,028         17,392,931
 Royal-Angelus Division                      9,217,666         9,770,649          8,872,547
                                           -----------        ----------         ----------

    Total sales                            $28,895,372        23,424,677         26,265,478
                                           ===========        ==========         ==========

Operating income (loss):
 Swiss American Division                   $   425,280          (682,899)          (381,820)
 Royal-Angelus Division                        507,914           775,855            825,953
 Corporate                                     (76,778)          (37,491)           (72,796)
                                           -----------        ----------         ----------

    Operating income                       $   856,416            55,465            371,337
                                           ===========        ==========         ==========

Identifiable assets:
 Swiss American Division                   $ 4,920,249         4,394,837          4,891,700
 Royal-Angelus Division                      5,185,553         5,249,632          4,039,621
 Corporate                                     308,044           405,045            104,980
                                           -----------        ----------         ----------

    Total assets                           $10,413,846        10,049,514          9,036,301
                                           ===========        ==========         ==========

Capital expenditures:
 Swiss American Division                   $        -             42,558            155,411
 Royal-Angelus Division                        194,775         1,501,562            149,232
 Corporate                                         587            13,440             16,441
                                           -----------        ----------         ----------

    Total capital expenditures             $   195,362         1,557,560            321,084
                                           ===========        ==========         ==========

                              PROVENA FOODS INC.

                                             1996           1995           1994
                                           --------       --------       --------
Depreciation and amoritzation:
 Swiss American Division                   $213,892       210,766        200,994
 Royal-Angelus Division                     352,669       323,925        286,374
 Corporate                                    5,898         5,105          3,101
                                           --------       -------        -------

    Total depreciation and amortization    $572,459       539,796        490,469
                                           ========       =======        =======

   The Company had major customers during 1996 and 1995 that accounted for a significant portion of net sales. Each accounted for more than 10% of sales and purchased products from Swiss American.

                                                                                  Accounts receivable
                                                                                       balance at
                     1996                  1995                  1994                  December 31
               -----------------     -----------------     -----------------     --------------------
 Customer         Sales      %          Sales      %          Sales      %         1996       1995
-----------    -----------------     -----------------     -----------------     --------------------

    A           $7,043,135   24       $3,093,216   13       $3,350,109   13       $259,433    419,625
    B            3,158,942   11        2,673,067   11        2,938,731   11        318,671    205,104
    C                   -     -        1,341,681    6        2,815,861   11             -     140,284
                ==========   ==       ==========   ==       ==========   ==       ========    =======

(13) Commitments

     The following table summarizes future minimum lease commitments required under the lease described in note 4 and other noncancelable operating leases:

                                                  Amount
                                                ----------
                 Year ending December 31:
                  1997                          $  395,619
                  1998                             379,384
                  1999                             260,114
                  2000                             270,519
                  2001                             114,552
                                                ----------

                                                $1,420,188
                                                ==========

     Rent expense for all leases was approximately $387,000, $388,000 and $380,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

     As of December 31, 1996, 50% of the Company's employees are covered by a collective bargaining agreement which expires March 31, 1998.

                              PROVENA FOODS INC.

(14) Self-Insured Health Benefits

     The Company is totally self-funded for Company provided health insurance benefits for its nonunion employees. The profit or loss effects of self-insuring cannot be foreseen and may be adverse. The Company has a reinsurance policy which covers claims in excess of $40,000 for any covered individual.

                                  Schedule II

                              PROVENA FOODS INC.

                Valuation and Qualifying Accounts and Reserves

                 Years ended December 31, 1996, 1995 and 1994



                                                             Charged (credited) to
                                                            -----------------------
                                            Balance        Other                   Deductions:      Balance
                                          at beginning   costs and    Accounts:    uncollectible    at end
             Description                   of period      expenses    recoveries     accounts      of period
--------------------------------------    ------------   ---------    ----------   -------------   ---------

Allowance for doubtful receivables:
Year ended December 31:
  1996                                      $  54,700     (20,831)      22,806         11,063            -
                                            =========     =======       ======         ======        ======

  1995                                      $  17,000      91,454          242         53,512        54,700
                                            =========     =======       ======         ======        ======

  1994                                      $  47,000          62          426         29,636        17,000
                                            =========     =======       ======         ======        ======