Form 10-Q
period 1997-03-31
PROVENA FOODS INC
filed 1997-04-30
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


--------------------------------------------------------------------------------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 1997

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)


             California                                95-2782215
-------------------------------------     --------------------------------------
 (State or other jurisdiction of         (I.R.S. employer identification number)
  incorporation or organization)

        5010 Eucalyptus Avenue,
-------------------------------------
        Chino, California                                 91710
-------------------------------------     -------------------------------------
 (Address of principal                                  (ZIP Code)
  executive offices)

                               (909) 627-1082
-------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X          No
                                  --             --

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                           Common Stock   2,820,764

                              PROVENA FOODS INC.

                      1997 Form 10-Q First Quarter Report

                               Table of Contents
                               -----------------

Item                                                                                                       Page
----                                                                                                       ----
                                           PART 1. FINANCIAL INFORMATION
                                           -----------------------------

1. Financial Statements.....................................................................................1

      Condensed Statements of Operations....................................................................1

      Condensed Balance Sheets..............................................................................2

      Condensed Statements of Cash Flows....................................................................3

      Notes to Condensed Financial Statements...............................................................4

          (1) Basis of Presentation.........................................................................4

          (2) Inventories...................................................................................4

2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................4

      Results of Operations.................................................................................4

      Swiss American Sausage Co. Meat Division..............................................................4

      Royal-Angelus Macaroni Company Pasta Division.........................................................5

      The Company...........................................................................................5

      Liquidity and Capital Resources.......................................................................5

                                           PART II. OTHER INFORMATION
                                           --------------------------

1. Legal Proceedings........................................................................................6

2. Changes in Securities....................................................................................6

3. Defaults Upon Senior Securities..........................................................................6

4. Submissions of Matters to a Vote of Security Holders.....................................................6

5. Other Information........................................................................................6

      Common Stock Repurchase and Sale......................................................................6

      American Stock Exchange Listing.......................................................................7

      Cash Dividends Paid...................................................................................7

      Management Stock Transactions.........................................................................7

6. Exhibits and Reports on Form 8-K.........................................................................7

   Signature................................................................................................7


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS



                              PROVENA FOODS INC.

                      Condensed Statements of Operations

                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               -----------------------
                                                                                               1997               1996
Net sales                                                                                  $6,554,377          5,873,681

Cost of sales                                                                               5,961,824          5,465,371
                                                                                            ---------          ---------
        Gross profit                                                                          592,553            408,310

Operating expenses:
   Distribution                                                                               217,179            196,142
   General and administrative                                                                 278,519            314,623
                                                                                              -------            -------

         Operating profit (loss)                                                               96,855           (102,455)

Interest expense, net                                                                         (17,732)           (19,792)
Other income, net                                                                              27,424             30,286
                                                                                              -------            -------

         Earnings (loss) before income taxes                                                  106,547            (91,961)

Income tax expense (benefit)                                                                   42,000            (31,200)
                                                                                              -------            -------

Net earnings (loss)                                                                        $   64,547            (60,761)
                                                                                               ======            =======

Earnings (loss) per share                                                                  $      .02               (.02)
                                                                                               ======            =======

Weighted average number of shares outstanding                                               2,809,488          2,745,416
                                                                                            ---------          ---------


                              PROVENA FOODS INC.


                           Condensed Balance Sheets


                                                      March 31,     December 31,
                  Assets                                1997           1996
                  ------                              ---------     ------------
                                                      (Unaudited)

Current assets:
   Cash and marketable securities                   $    82,555         265,529
   Accounts receivable, less allowance for doubtful
     accounts of $12,000 at 1997 and $0 at 1996       2,180,474       2,408,297
   Inventories                                        3,162,016       2,928,678
   Prepaid expenses                                     120,086          57,159
                                                    -----------      ----------

       Total current assets                           5,545,131       5,659,663
                                                    -----------      ----------

Property and equipment, net                           4,665,718       4,704,602
Other assets                                             53,452          49,581
                                                    -----------      ----------

                                                    $10,264,301      10,413,846
                                                    ===========      ==========

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Current portion of long term debt                $     8,460           8,460
   Note payable to bank                                  54,226              --
   Accounts payable                                     984,172         670,594
   Accrued expenses                                     843,375       1,384,925
   Income taxes payable                                  16,605          24,460
                                                    -----------       ---------

       Total current liabilities                      1,906,838       2,088,439
                                                    -----------       ---------

Deferred income                                          14,730          17,057
Long-term debt, net of current portion                  949,620         951,735

Shareholders' equity:
   Capital stock, no par value; authorized
    10,000,000 shares; issued and outstanding
    2,820,764 at 1997 and 2,798,021 at 1996           4,314,202       4,257,760
   Retained earnings                                  3,078,911       3,098,855
                                                    -----------      ----------

       Total shareholders' equity                     7,393,113       7,356,615
                                                    -----------      ----------

                                                    $10,264,301      10,413,846
                                                    ===========      ==========



                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                  1997                  1996
Cash flows from operating activities:
   Net earnings (loss)                                        $  64,547              (60,761)
   Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities:
       Depreciation and amortization                            154,263              145,067
       Provision for bad debts                                   12,000               17,000
       Decrease in accounts receivable                          215,823              256,793
       Increase in inventories                                 (233,338)            (535,086)
       Increase in prepaid expenses                             (62,927)             (51,510)
       Increase in income taxes receivable                           --              (31,200)
       Increase in other assets                                  (3,871)             (41,866)
       Increase in accounts payable                             313,578              390,081
       Decrease in accrued expenses                            (541,550)            (230,771)
       Decrease in income taxes payable                          (7,855)                  --
       Decrease in deferred income                               (2,327)             (23,346)
                                                              ---------             --------

             Net cash used in operating activities              (91,657)            (165,599)
                                                              ---------             --------
Cash flows from investing activities:
   Additions to property and equipment                         (115,379)            (166,787)
                                                              ---------             --------

             Net cash used in investing activities             (115,379)            (166,787)
                                                              ---------             --------
Cash flows from financing activities:
   Net borrowings on note payable to bank                        54,226               39,686
   Payments on long term debt                                    (2,115)              (2,820)
   Proceeds from sale of capital stock                           56,442               35,130
   Payments received on note from shareholder                        --                1,622
   Cash dividends paid                                          (84,491)             (68,810)
                                                              ---------             --------
             Net cash provided by
               financing activities                              24,062                4,808
                                                              ---------             --------

Net decrease in cash and cash equivalents                      (182,974)            (327,578)
Cash and cash equivalents at beginning of period                265,529              350,843

Cash and cash equivalents at end of period                    $  82,555               23,265
                                                              =========             ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                 $  20,133               20,903
     Income taxes                                             $  49,855                   --
                                                              =========             ========


                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            March 31, 1997 and 1996

(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------

Inventories at March 31, 1997 (unaudited) and December 31, 1996 consist of:


                                             1997            1996
                                             ----            ----
                Raw materials            $1,084,402         935,835
                Work-in-process             645,811         689,650
                Finished goods            1,431,803       1,303,193
                                          ---------       ---------

                                         $3,162,016       2,928,678
                                          =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                            Three Months Ended
Results of Operations                            March 31,
---------------------                       ------------------
     (Unaudited)                            1997          1996
                                            ----          ----
                                            (amounts in thousands)
Net sales by division:
    Swiss American                         $4,469       $3,563
    Royal-Angelus                           2,085        2,311
                                           ------        -----

              Total                        $6,554       $5,874
                                           ======       ======

Sales in thousands of
pounds by division:
    Swiss American                          2,909        2,521
    Royal-Angelus                           4,178        4,360


Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 25% in dollars and 15% in pounds in the 1st three months of 1997 over the same period in 1996. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. Swiss had a significant operating profit for the 1st quarter of 1997, whereas it had an operating loss for the 1st quarter of 1996 which exceeded its operating loss for the 1st quarter of 1995. Although Swiss's sales for the 1st quarter of 1997 were lower than its unusually high sales in each of the last 3 quarters of 1996, its increase in sales and profitability over the lst quarter of 1996 appears to confirm a reversal of a long term erosion in sales and profitability which began in 1991. The reversal is primarily from increased sales to existing customers.

Plant employees are represented by United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
----------------------------------------------

The pasta division's sales decreased about 10% in dollars and 4% in pounds in 1997's lst quarter compared to the lst quarter of 1996. The percent decrease was higher in dollars than in pounds because of lower average selling prices in response to price competition. Royal's sales for the lst quarter were also lower than its sales for each of the last 3 quarters of 1996. The decline in sales reflects increased price competition resulting from increasing industry capacity. Nonetheless, Royal's operating profit for the lst quarter of 1997 was higher than for the 1st quarter of 1996.

The adverse effect of price competition on margins was mitigated by a decline in flour costs. The price of semolina flour, Royal's primary ingredient, increased about 50% in 1993 and remained up. The price began easing in 1996 and continues to ease, but remains above pre-1993 levels.

The Company
-----------

Company sales were up about 12% and the Company realized a net profit of $64,547 to the 1st quarter of 1997 compared to a net loss of $60,761 for the lst quarter of 1996. Margins in the lst quarter of 1997 were 9% compared to 7% a year ago. Margins at both divisions improved. Royal's margins improved, in spite of lower average selling prices, because of lower flour costs. Swiss's margins improved because Swiss's production costs increased less than proportionate to its increased sales. The improved profitability of the Company was produced by higher margins on higher sales. The improvement in sales resulted from the increased sales at Swiss, partially offset by the decreased sales at Royal.

Administrative expense was down about $36,000 for the lst quarter of 1997 compared to the same period in 1996, primarily due to a decrease in officer payroll at Royal. Distribution expense was up about $21,000, or about 11% as compared to a 12% increase in sales. Distribution expense at Swiss was unchanged, but distribution expense at Royal increased because Royal bore the freight on a higher proportion of its sales. Net interest decreased slightly because of lower borrowing under the bank line of credit. Other income decreased slightly because Royal began occupying 40% of the 2nd Royal building and received less rent.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At March 31, 1997, the Company had $54,226 of borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in May 1996 to expire June 1, 1997, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $6,790,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled in early July 1996. The Company is not in violation of any financial covenants.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $958,080 balance at March 31, 1997, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

Cash decreased $182,974 in the 1st quarter of 1997 compared to a decrease of $327,578 in the 1st quarter of 1996, the $145,000 improvement resulting from $75,000 less cash used in operations, $51,000 less used in investing and $19,000 more provided by financing. Operations used less cash primarily because of the $125,000 swing from a loss to a profit, reduced by a lower decrease in receivables and a lower increase in payables, with a lower increase in inventories offset by a higher decrease in accrued expenses. Inventories were higher than last year, but were about the same percent of 1st quarter sales, under 50%. Less cash was used in investing for capital expenditures. Financing produced more cash because of more borrowing under the bank line and the exercise of stock options, offset by higher dividends.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, subject to the need to finance a new meat plant.

The Company has no long term debt except the $958,080 secured by the 2nd Royal building. All of its other assets are uncumbered and could be borrowed against as a source of liquidity if an unforeseen need arises.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS  No significant litigation.

ITEM 2.  CHANGES IN SECURITIES  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

During the 1st three months of 1997 the Company did not purchase any shares of its common stock under its stock repurchase program.

During the lst three months of 1997 the Company sold 12,343 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.67 per share. From inception of the Plan through March 31, 1997, employees have purchased a total of 351,311 shares.

In addition, during the 1st three months of 1997, Incentive Stock Options were exercised to purchase 10,400 shares of common stock at the exercise price of $2.25 per share.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid March 31, 1997 to shareholders of record March 10, 1997.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 1997, except 16 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 26, 1997                    P R O V E N A  F O O D S  I N C.



                                         By  /s/ Thomas J. Mulroney
                                             ---------------------------
                                                Thomas J. Mulroney
                                                Vice President and
                                              Chief Financial Officer