Form 10-Q
period 1997-06-30
PROVENA FOODS INC
filed 1997-07-30
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-Q
-----------------------------------------------------------------------------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
-----------------------------------------------------------------------------

FOR THE QUARTER ENDED JUNE 30, 1997

Commission File Number 1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                  95-2782215
-----------------------------------------  ----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification
incorporation or organization)                          number)

5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                91710
-----------------------------------------  ----------------------------------
(Address of principal executive offices)               (ZIP Code)

                                (909) 627-1082
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                     -        ---


The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                           COMMON STOCK       2,835,548

                               PROVENA FOODS INC.
                      1997 Form 10-Q Second Quarter Report


                               Table of Contents
                               -----------------

Item                                                                                        Page
----                                                                                        ----

                               PART 1. FINANCIAL INFORMATION
                               -----------------------------
1.  Financial Statements....................................................................   1

     Condensed Statements of Earnings.......................................................   1

     Condensed Balance Sheets...............................................................   2

     Condensed Statements of Cash Flows.....................................................   3

     Notes to Condensed Financial Statements................................................   4

     (1) Basis of Presentation..............................................................   4

     (2) Inventories........................................................................   4

     (3) Earnings per Share Information.....................................................   4

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...   4

       Results of Operations................................................................   4

       Swiss American Sausage Co. Meat Division.............................................   5

       Royal-Angelus Macaroni Company Pasta Division .......................................   5

       The Company..........................................................................   5

       Liquidity and Capital Resources .....................................................   5

                               PART 11. OTHER INFORMATION
                               --------------------------
1.  Legal Proceedings.......................................................................   6

2.  Changes in Securities...................................................................   6

3.  Defaults Upon Senior Securities.........................................................   6

4.  Submission of Matters to a Vote of Security Holders.....................................   6

5.  Other Information.......................................................................   7

       Common Stock Repurchase and Sale.....................................................   7

       American Stock Exchange Listing......................................................   7

       Cash Dividend Paid...................................................................   7

       Management Stock Transactions........................................................   7

6.  Exhibits and Reports on Form 8-K........................................................   7

    Signature ..............................................................................   8


                         PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                               PROVENA FOODS INC.
                        Condensed Statements of Earnings
                                  (Unaudited)


                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                           ----------------------          -------------------------
                                                              1997          1996              1997          1996
Net sales                                                  $6,517,624    7,443,315          13,072,001    13,316,996
Cost of sales                                               5,936,402    6,668,296          11,898,226    12,133,667
                                                           ----------    ---------          ----------    ----------
       Gross profit                                           581,222      775,019           1,173,775     1,183,329

Operating expenses:
   Distribution                                               227,439      221,509             444,618       417,651
   General and administrative                                 274,392      316,308             552,911       630,931
                                                           ----------    ---------          ----------    ----------
       Operating income                                        79,391      237,202             176,246       134,747

Interest expense, net                                         (20,836)     (22,236)            (38,568)      (42,028)
Other income, net                                              76,722       27,788             104,146        58,074
                                                           ----------    ---------          ----------    ----------
       Earnings before
         income taxes                                         135,277      242,754             241,824       150,793
Income tax expense                                             53,200       90,200              95,200        59,000
                                                           ----------    ---------          ----------    ----------
Net earnings                                               $   82,077      152,554             146,624        91,793
                                                           ----------    ---------          ----------    ----------
Earnings per share                                         $      .03          .05                 .05           .03

Weighted average number
  of shares outstanding                                     2,830,264    2,758,002           2,819,934     2,751,709
                                                           ----------    ---------          ----------    ----------

                              PROVENA FOODS INC.

                           Condensed Balance Sheets

                                                                                          June 30,    December 31,
                                 Assets                                                     1997          1996
                                 ------                                                   --------    ------------
                                                                                         (Unaudited)
Current assets:
   Cash and marketable securities                                                        $   94,976        265,529
   Accounts receivable, less allowance for doubtful
     accounts of $24,000 at 1997 and $0 at 1996                                           2,384,914      2,408,297
   Inventories                                                                            2,724,882      2,928,678
   Prepaid expenses                                                                          91,016         57,159
   Income taxes receivable                                                                   14,195             --
       Total current assets                                                               5,309,983      5,659,663
                                                                                         ----------     ----------
Property and equipment (net)                                                              4,546,580      4,704,602
Other assets                                                                                 49,871         49,581
                                                                                         ----------     ----------
                                                                                         $9,906,434     10,413,846
                                                                                         ==========     ==========
                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
   Current portion of long-term debt                                                     $    8,460          8,460
   Accounts payable                                                                         783,194        670,594
   Accrued expenses                                                                         727,683      1,384,925
   Income taxes payable                                                                          --         24,460

       Total current liabilities                                                          1,519,337      2,088,439
                                                                                         ----------     ----------
Deferred income                                                                              12,404         17,057
Long-term debt, less current portion                                                        947,505        951,735

Shareholders' equity:
   Capital stock, no par value, authorized 10,000,000
     shares; issued and outstanding 2,835,548 at 1997
     and 2,798,021 at 1996                                                                4,351,267      4,257,760
Retained earnings                                                                         3,075,921      3,098,855
                                                                                         ----------     ----------
      Total shareholders' equity                                                          7,427,188      7,356,615
                                                                                         ----------     ----------
                                                                                         $9,906,434     10,413,846
                                                                                         ==========     ==========

                               PROVENA FOODS INC.

                       Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      --------------------
                                                                      1997            1996
Cash flows from operating activities:
   Net earnings                                                       $ 146,624      91,793
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                    308,527     290,181
       Provision for bad debts                                           24,000      31,766
       Increase in accounts receivable                                     (617)    (81,718)
       Decrease in inventories                                          203,796      11,023
       Decrease (increase) in income taxes receivable                   (14,195)      2,342
       Increase in prepaid expenses                                     (33,857)    (24,110)
       Increase in other assets                                            (290)    (40,610)
       Increase in accounts payable                                     112,600     292,905
       Decrease in accrued expenses                                    (657,242)   (464,675)
       Increase (decrease) in income taxes payable                      (24,460)     29,057
       Decrease in deferred income                                       (4,653)    (53,740)
                                                                      ---------    --------
             Net cash provided
               by operating activities                                   60,233      84,214
                                                                      ---------    --------
Cash flows from investing activities:
    Addition to property and equipment                                 (150,505)   (132,164)
                                                                      ---------    --------
             Net cash used in investing activities                     (150,505)   (132,164)
                                                                      ---------    --------
Cash flows from financing activities:
   Payments on note payable to bank                                      (4,230)     (4,230)
   Proceeds from sale of capital stock                                   93,507      71,023
   Payments received on note from shareholder                                --       3,205
   Cash dividends paid                                                 (169,558)   (137,879)
                                                                      ---------    --------
             Net cash used in financing activities                      (80,281)    (67,881)
                                                                      ---------    --------
Net decrease in cash and cash equivalents                              (170,553)   (115,831)
Cash and cash equivalents at beginning of period                        265,529     350,843
                                                                      ---------    --------
Cash and cash equivalents at end of period                            $  94,976     235,012
                                                                      =========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                         $  40,866      44,157
     Income taxes                                                     $ 133,855      27,600

                               PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                             June 30, 1997 and 1996

(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------

Inventories at June 30, 1997 (unaudited) and December 31, 1996 consist of:

                                                  1997        1996
                                               ----------   ---------
                          Raw materials        $  936,418     935,835
                          Work-in-process         796,630     689,650
                          Finished goods          991,834   1,303,193
                                               ----------   ---------
                                               $2,724,882   2,928,678
                                               ==========   =========

(3) Earnings per Share Information
----------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, yearnings per Share. which changes the methods of calculating and presenting earnings per share. SFAS No. 128 will be adopted by the Company effective the 4th quarter of 1997. Thereafter, financial statements and historical information included therein will be presented in conformity with SFAS No. 128, which, in the opinion of management, will not have a material effect on the information presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------                            Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                              ----------------------         ------------------------
(Unaudited)                                     1997             1996          1997          1996
                                                              (amounts in thousands)
Net sales by division:
    SWISS AMERICAN                            $4,508          $5,079          $8,977           $8,642
    ROYAL-ANGELUS                              2,010           2,364           4,095            4,675
                                              ------          ------         -------          -------
                 Total                        $6,518          $7,443         $13,072          $13,317
                                              ======          ======         =======          =======
Sales in thousands of
   pounds by division:
     SWISS AMERICAN                            2,910           3,571           5,819            6,092
     ROYAL-ANGELUS                             4,451           4,600           8,629            8,960

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 4% in dollars but decreased about 4% in pounds in the 1st six months of 1997 and decreased 11 % in dollars and 19% in pounds in the 2nd quarter of 1997, compared to the same periods of 1996. Notwithstanding the decreases, Swiss's trend is increasing sales because the decreases are substantially less than last year's increases. Last year, special pizza chain orders caused Swiss's sales in pounds to be up 29% in the 1st six months and 55% in the 2nd quarter compared to the prior year. The decreases in sales in pounds did not cause commensurate decreases in sales in dollars because of higher selling prices reflecting higher meat costs. Swiss had a significant operating profit for the 1st six months of 1997 which exceeded its operating profit for the 1st six months of 1996.

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

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 12% in dollars and 4% in pounds in the 1st half of 1997 and decreased 15% in dollars and 3% in pounds in the 2nd quarter of 1997, compared to the same periods of 1996. The decreased sales reflect price competition resulting from increasing industry capacity. The decreases were proportionately higher in dollars than in pounds because of lower average selling prices in response to the price competition. Royal's operating profit for the 1st half of 1997 was down 11% from the 1st half of 1996.

The Company
-----------

Company sales were down 2% in the 1st half of 1997 compared to the 1st half of 1996 and were down 12% in the 2nd quarter of 1997 compared to the 2nd quarter of 1996. Net earnings for the 1st half of 1997 were $146,624 compared to $91,793 a year ago, but earnings for the 2nd quarter of 1997 were $82,077, down from $152,554 a year ago. Margins for the 1st half of 1997 were 9%, about the same as 8.9% a year ago. Margins of 8.9% for the 2nd quarter of 1997 were down from 10.4% for the 2nd quarter of 1996 primarily because of lower margins at Swiss caused by price increases lagging meat cost increases. Both divisions contributed to the sales decrease for the 2nd quarter, but the decrease for the 1st half resulted from decreased sales at Royal, partially offset by the increased sales at Swiss, although sales in pounds decreased 4% at both divisions in the 1st half.

General and administrative expense was down about $78,000 for the 1st half of 1997 compared to the same period in 1996, primarily due to a decrease of officer payroll at Royal. Distribution expense was up $27,000 despite a slight decrease in sales, because Royal bore the freight on a higher proportion of its sales. Net interest expense decreased slightly because of lower borrowing under the bank line of credit. Other income increased because of a $45,024 state reimbursement of part of the cost of the 1991 removal of a gasoline storage tank at the former distribution division warehouse.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At June 30, 1997, the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in June 1997 to expire June 1, 1998, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $7,150,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled in June 1997. The Company is not in violation of any financial covenants.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $955,965 balance at June 30, 1997, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

Cash decreased $170,553 during the 1st half of 1997 compared to a $115,831 decrease a year ago, the $55,000 difference resulting from $24,000 less cash provided by operations, $18,000 more cash used in investing and $13,000 more cash used in financing. Operations produced less cash, despite higher earnings and depreciation, a greater inventory decrease and a lower accounts receivable increase, because of a lower increase in accounts payable and a higher decrease in accrued expenses. More cash was used in investing for capital expenditures, including a retail packaging machine at Swiss. Financing used more cash for higher dividends, partially of&et by higher proceeds from the sale of capital stock.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, subject to the need to finance a new meat plant.

The Company has no long-term debt except the $955,965 secured by the 2nd Royal building. All of its other assets are currently unencumbered.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS No significant litigation.

ITEM 2. CHANGES IN SECURITIES None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 22, 1997, at 11:00 a.m. at the Company's principal office. Shareholders representing 2,637,980 or 93.7% of the 2,816,364 shares entitled to vote were present in person or by proxy, with 15,801 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

                                                               Without
                Nominee                    For      Withheld   Authority
                -------                    ---      --------   ---------
                John D. Determan        2,632,260      9,300       5,420
                Theodore L. Arena       2,637,980        -0-       5,420
                Ronald A. Provera       2,637,980        -0-       5,420
                Santo Zito              2,637,980        -0-       5,420
                Thomas J. Mulroney      2,637,980        -0-       5,420
                Louis A. Arena          2,634,180      3,800       5,420
                Joseph W. Wolbers       2,627,280     10,700       5,420
                John M. Boukather       2,630,980      7,000       5,420

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st half of 1997 under its stock repurchase program.

During the 1st half of 1997 the Company sold 27,127 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.58 per share. From inception of the Plan through June 30, 1997, employees have purchased a total of 366,095 shares. In addition, during the 1st half of 1997, Incentive Stock Options were exercised to purchase 10,400 newly issued shares of common stock at the exercise price of $2.25 per share.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid June 30 to shareholders of record June 10, 1997.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 2nd quarter of 1997, except 17 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: July 28, 1997            PROVENA FOODS INC.

                                    By /s/ Thomas J. Mulroney
                                       ----------------------
                                       Thomas J. Mulroney
                                       Vice President and
                                       Chief Financial Officer