Form 10-Q
period 1997-09-30
PROVENA FOODS INC
filed 1997-10-29
CIK 814139

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1997

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

           CALIFORNIA                                                         95-2782215
--------------------------------------------------------------------   ----------------------------------------
   (State or other jurisdiction of incorporation or organization)       (I.R.S. employer identification number)

          5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                                     91710
--------------------------------------------------------------------   ----------------------------------------
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

                                Yes  X      No
                                    ---        ---

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

                          COMMON STOCK     2,850,411

                              PROVENA FOODS INC.

                      1997 FORM 10-Q THIRD QUARTER REPORT

                               TABLE OF CONTENTS
                               -----------------

Item                                                                                              Page
----                                                                                              ----

                                      PART I.  FINANCIAL INFORMATION
                                      ------------------------------
  1.  Financial Statements......................................................................... 1
        Condensed Statements of Earnings........................................................... 1
        Condensed Balance Sheets................................................................... 2
        Condensed Statements of Cash Flows......................................................... 3
        Notes to Condensed Financial Statements.................................................... 4
            (1)  Basis of Presentation............................................................. 4
            (2)  Inventories....................................................................... 4
            (3)  Earnings per Share Information.................................................... 4
  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........ 4
        Results of Operations...................................................................... 4
        Swiss American Sausage Co. Meat Division................................................... 5
        Royal-Angelus Macaroni Company Pasta Division.............................................. 5
        The Company................................................................................ 5
        Liquidity and Capital Resources............................................................ 6

                                       PART II.  OTHER INFORMATION
                                       ---------------------------
  1.  Legal Proceedings............................................................................ 6
  2.  Changes in Securities........................................................................ 6
  3.  Defaults Upon Senior Securities.............................................................. 6
  4.  Submission of Matters of a Vote of Security Holders.......................................... 6
  5.  Other Information............................................................................ 7
        Common Stock Repurchase and Sale........................................................... 7
        American Stock Exchange Listing............................................................ 7
        Cash Dividend Paid......................................................................... 7
        Management Stock Transactions.............................................................. 7
  6.  Exhibits and Reports on Form 8-K............................................................. 7
      Signature.................................................................................... 7

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS


                              PROVENA FOODS INC.

                       Condensed Statements of Earnings

                                  (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 ------------------      -----------------
                                 1997          1996      1997         1996


Net sales                     $8,126,492   8,075,967    21,198,493   21,392,963

Cost of sales                  6,980,219   7,247,216    18,878,445   19,380,883
                               ---------   ---------    ----------   ----------

        Gross profit           1,146,273     828,751     2,320,048    2,012,080

Operating expenses:
   Distribution                  239,028     245,922       683,646      663,573
   General and administrative    247,791     282,760       800,702      913,691
                               ---------   ---------    ----------   ----------

      Operating income           659,454     300,069       835,700      434,816

Interest expense, net            (11,795)    (17,789)      (50,363)     (59,817)
Other income, net                149,461      28,770       253,607       86,844
                               ---------   ---------    ----------   ----------

        Earnings before
          income taxes           797,120     311,050     1,038,944      461,843

Income tax expense               317,800     132,000       413,000      191,000
                               ---------   ---------    ----------   ----------
Net earnings                  $  479,320     179,050       625,944      270,843
                               =========   =========    ==========   ==========

Earnings per share            $    .17         .06           .22          .10
                               =========   =========    ==========   ==========

Weighted average number
 of shares outstanding         2,845,379   2,772,109     2,828,509    2,758,558
                               ---------   ---------    ----------   ----------


                                    PROVENA FOODS INC.

                                 Condensed Balance Sheets

                                                               September 30,           December 31,
                                                                   1997                   1996
                                                               -------------           ------------
                 Assets                                        (Unaudited)
                 ------
Current assets:
   Cash and cash equivalents                                   $       7,564                245,205
   Marketable securities                                              20,324                 20,324
   Accounts receivable, less allowance for doubtful
     accounts of $36,000 at 1997 and $0 at 1996                    3,667,426              2,408,297
   Inventories                                                     2,791,796              2,928,678
   Prepaid expenses                                                   87,312                 57,159
                                                               -------------           ------------

     Total current assets                                          6,574,422              5,659,663
                                                               -------------           ------------

Property and equipment (net)                                       4,438,912              4,704,602
Other assets                                                          46,510                 49,581
                                                               -------------           ------------
                                                               $  11,059,844           $ 10,413,846
                                                               =============           ============

     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities:
   Current portion of long-term debt                           $       8,460                  8,460
   Accounts payable                                                1,142,580                670,594
   Accrued expenses                                                1,247,784              1,384,925
   Income taxes payable                                               48,605                 24,460
                                                               -------------           ------------

     Total current liabilities                                     2,447,429              2,088,439
                                                               -------------           ------------

Deferred income                                                       10,078                 17,057
Long-term debt, less current portion                                 745,390                951,735

Shareholders' equity:
   Capital stock, no par value, authorized 10,000,000
     shares; issued and outstanding 2,850,411 at 1997
     and 2,798,021 at 1996                                         4,387,218              4,257,760
   Retained earnings                                               3,469,729              3,098,855
                                                               -------------           ------------

   Total shareholders' equity                                      7,856,947              7,356,615
                                                               -------------           ------------

                                                               $  11,059,844             10,413,846
                                                               =============            ============

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                       1997         1996

Cash flows from operating activities:
   Net earnings                                      $625,944      270,843
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                   431,273      435,268
      Provision for bad debts                          36,000       49,797
      Increase in accounts receivable              (1,295,129)    (395,219)
      Decrease (increase) in inventories              136,882     (459,305)
      Increase in prepaid expenses                    (30,153)     (28,193)
      Decrease (increase) in other assets               3,071      (59,634)
      Increase in accounts payable                    471,986      411,933
      Decrease in accrued expenses                   (137,141)    (188,672)
      Increase in income taxes payable                 24,145       33,399
      Decrease in deferred income                      (6,979)     (69,621)
                                                      -------      -------

        Net cash provided by operating activities     259,899          596
                                                      -------      -------

Cash flows from investing activities:
   Addition to property and equipment                (165,583)    (142,796)

          Net cash used in investing activities      (165,583)    (142,796)
                                                      -------      -------

Cash flows from financing activities:
   Payments on note payable to bank                  (206,345)      (6,345)
   Proceeds from sale of capital stock                129,458      105,323
   Payments received on note from shareholder            --          3,268
   Cash dividends paid                               (255,070)    (207,302)
                                                      -------      -------

          Net cash used in financing activities      (331,957)    (105,056)
                                                      -------      -------

Net decrease in cash and cash equivalents            (237,641)    (247,256)
Cash and cash equivalents at beginning of period      245,205      330,519
                                                      -------      -------

Cash and cash equivalents at end of period           $  7,564       83,263
                                                      =======      =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $ 58,623       61,485
     Income taxes                                    $388,855      157,600
                                                      =======      =======

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                          September 30, 1997 and 1996

(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------

Inventories at September 30, 1997 (unaudited) and December 31, 1996 consist of:

                                   1997              1996
                                   ----              ----
               Raw materials    $  922,675          935,835
               Work-in-process   1,144,880          689,650
               Finished goods      724,241        1,303,193
                                ----------        ---------
                                $2,791,796        2,928,678
                                ==========        =========

(3) Earnings per Share Information
----------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which changes the methods of calculating and presenting earnings per share. SFAS No. 128 will be adopted by the Company effective the 4th quarter of 1997. Thereafter, financial statements and historical information included therein will be presented in conformity with SFAS No. 128, which, in the opinion of management, will not have a material effect on the information presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations           Three Months Ended          Nine Months Ended
---------------------              September 30,                September 30,
                                -------------------          -----------------
    (Unaudited)                 1997           1996          1997         1996
                                                (amounts in thousands)
Net sales by division:
       Swiss American          $5,852         $5,719       $14,829      $14,361
       Royal-Angelus            2,274          2,357         6,369        7,032
                               ------         ------       -------      -------
                 Total         $8,126         $8,076       $21,198      $21,393
                               ======         ======       =======      =======
Sales in thousands of
  pounds by division:
       Swiss American           3,784          3,886         9,602        9,978
       Royal-Angelus            5,314          4,733        13,944       13,693

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division for the 1st nine months of 1997 increased about 3% in dollars but decreased about 4% in pounds, and for the 3rd quarter of 1997 increased 2% in dollars but decreased 3% in pounds, compared to the same periods of 1996. Notwithstanding the decreases, Swiss's longer term trend is increasing sales because Swiss's sales in pounds were up 33% in the 1st nine months 1997 and 51% in the 3rd quarter of 1997 compared to the same periods of 1995. The decreases in sales in pounds did not cause decreases in sales in dollars because of higher selling prices reflecting higher meat prices. Swiss had substantial operating profits for the 1st nine months and for the 3rd quarter of 1997 which greatly exceeded its operating profits for the same periods of 1996.

Plant employees are represented by United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------
The pasta division's sales in the 1st nine months of 1997 decreased about 9% in dollars but increased 2% in pounds, and in the 3rd quarter of 1997 decreased 4% in dollars but increased 12% in pounds, compared to the same periods of 1996. Sales in pounds increased slightly in spite of price competition resulting from increasing industry capacity. Sales in dollars decreased even though sales in pounds increased because of lower average selling prices caused by price competition and a higher proportion of high-volume sales. Royal's operating profits for the 1st nine months and for the 3rd quarter of 1997 were higher than for the same periods of 1996 despite lower sales and lower average selling prices, because of lower officer payroll and higher margins.

The Company
-----------

Company sales for the 1st nine months of 1997 were down 1%, but for the 3rd quarter of 1997 were up 0.6%, compared to the same periods of 1996. Net earnings for the 1st nine months of 1997 were $625,944 compared to $270,843 last year, and net earnings for the 3rd quarter were $479,320 compared to $179,050 a year ago. Margins increased to 10.9% from 9.4% for the 1st nine months and increased to 14.1% from 10.3% for the 3rd quarter, comparing the same periods this year to last. Margins at both divisions were up for both periods, at Swiss because of favorable meat purchases and a higher margin product mix, and at Royal because of increased production labor efficiency and plant utilization.

Administrative expense was down about $113,000 for the 1st nine months of 1997 compared to the same period in 1996, primarily due to a decrease in officer payroll at Royal as well as lower bad debt expense, consulting fees relating to Swiss and other outside services. Distribution expense was up $20,000 for the nine months because Swiss's salesmen payroll increased and Royal bore the freight on a higher proportion of its sales. Net interest expense decreased for the nine months because of lower borrowing under the bank line of credit. Other income increased principally because of a $164,502 state reimbursement of the cost of the 1991 removal of a gasoline storage tank at the former distribution division warehouse, $45,024 of which was received in the 2nd quarter and $119,478 in the 3rd quarter of 1997.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At September 30, 1997, the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in June 1997 to expire June 1, 1998, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $7,150,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The last requirement was fulfilled in early June 1997. The Company is not in violation of any financial covenants.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $753,850 balance at September 30, 1997, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

Cash decreased $237,641 during the 1st nine months of 1997 compared to a $247,256 decrease a year ago, the $10,000 improvement resulting from $260,000 more cash provided by operations offset by $23,000 more cash used in investing activities and $227,000 more cash used in financing activities. Operations produced more cash because of higher earnings and because inventories decreased instead of increasing, offset by a greater increase in accounts receivable. Inventories are slightly lower than a year ago with sales at about the same level. Accounts receivable increased because sales at both divisions increased over the prior quarters and because accounts receivable payments of almost $1,000,000 were received just after the end of the period. More cash was used in investing for capital expenditures, including a retail packaging machine at Swiss. Financing used more cash primarily because of a $200,000 voluntary prepayment of the term loan on the 2nd Royal building.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, subject to the need to finance a new meat plant.

The Company has no long-term debt except $753,850 secured by 2nd Royal building. All of its other assets are unencumbered.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st nine months of 1997 under its stock repurchase program.

During the 1st nine months of 1997 the Company sold 41,990 newly issued shares of its common stock under its 1998 Employee Stock Purchase Plan, at an average selling price of $2.52 per share. From inception of the Plan through September 30, 1997, employees have purchased a total of 380,958 shares. In addition, during the 1st nine months of 1997, Incentive Stock Options were exercised to purchase 10,400 newly issued shares of common stock at the exercise price of $2.25 per share.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividend Paid
------------------

A cash dividend of $0.03 per share was paid September 30, 1997 to shareholders of record September 10, 1997.

Management Stock Transactions
-----------------------------

No purchase or sales of the Company's common stock by officers or directors were reported during the 3rd quarter of 1997, except 20 shares purchased by John M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 27, 1997                            PROVENA FOODS INC.


                                                   By  /s/ Thomas J. Mulroney
                                                       ----------------------
                                                         Thomas J.  Mulroney
                                                         Vice President and
                                                       Chief Financial Officer