Form 10-K
period 1997-12-31
PROVENA FOODS INC
filed 1998-02-26
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

--------------------------------------------------------------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission File Number  1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)


          CALIFORNIA                                   95-2782215
-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                 91710
-----------------------------------------        -----------------------
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

     The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 21, 1998 was $12,573,719.

     The number of shares of Provena Foods Inc. Common Stock outstanding on February 21, 1998 was 2,873,993.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              PROVENA FOODS INC.

                         1997 FORM 10-K ANNUAL REPORT

                               Table of Contents

Item                                                                                            Page
----                                                                                            ----
                                     PART I
                                     ------
 1.  Business...................................................................................   1

 2.  Properties.................................................................................   4

 3.  Legal Proceedings..........................................................................   5

 4.  Submission of Matters to a Vote of Security Holders........................................   5

                                    PART II
                                    -------

 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...................   5

 6.  Selected Financial Data....................................................................   7

 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   8

 8.  Financial Statements and Supplementary Data................................................  11

 9.  Disagreements on Accounting and Financial Disclosure.......................................  11

                                    PART III
                                    --------

 10. Directors and Executive Officers of the Registrant.........................................  11

 11. Executive Compensation.....................................................................  12

 12. Security Ownership of Certain Beneficial Owners and Management.............................  14

 13. Certain Relationships and Related Transactions.............................................  14

                                    PART IV
                                    -------

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  15

                                ________________

     Signatures.................................................................................  16

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

     For financial information about each of the Company's two divisions, see the segment data contained in Note 11 of Notes to Financial Statements.


Swiss American
--------------

     During the years ended December 31, 1997 and 1996, sales by Swiss American accounted for 69.3% and 68.1%, respectively, of the Company's net sales. The Company's processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U. S. Government. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

     Swiss American competes with numerous producers of processed meats, many of which are larger and have greater financial resources than the Company. Swiss American's competitors include large national meat packers such as Hormel Foods Corporation, as well as smaller regional meat processors. Pizza processors that manufacture their own meat products diminish the market for Swiss American's products. The Company competes in the meat processing business by emphasizing predictable quality and consistency.

     The meat processing activities of the Company are conducted in its plant located in San Francisco, California. The meat processing activities of Swiss American are typified by its processing of pepperoni, its principal product, which consists of the following steps: (i) the purchase of beef and pork trimmings with a guaranteed lean content; (ii) the blending of the meat into the Company's meat product while carefully controlling the consistency and content of the product; (iii) the addition of spices and preservatives to the product;
(iv) the extrusion of the product into sausage casings; (v) the oven cooking of the product in the casings; and (vi) the drying of the cooked product. Throughout the production process, the Company subjects its meat products to quality control inspection for the purposes of satisfying U.S. Department of Agriculture regulations, meeting customer specifications and assuring a consistent quality of the products to the Company's customers.

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

     The Company estimates the theoretical production capacity of its San Francisco plant to be 27,000,000 pounds per year. Although the Company does not have space within its San Francisco plant to further increase its capacity, the plant's capacity is adequate for the currently contemplated needs of Swiss American. The Company intends to move Swiss American to a new meat plant in 1998. See ITEM 2. PROPERTIES.


Royal-Angelus
-------------

     During the years ended December 31, 1997 and 1996, sales by Royal-Angelus accounted for 30.7% and 31.9%, respectively, of the Company's net sales. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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


Patents, Trademarks and Licenses
--------------------------------

     The Company owns no patents. It owns the United States registered trademarks "Royal" with the crown design and "Vegeroni" for use on pasta products and licenses from the Del Monte Company until 2009 the United States registered trademark "Capo di Monte" for use on meat products. Registrations of the trademarks owned by the Company must be and are renewed from time to time. Royal, Vegeroni and Capo di Monte are used on consumer products in limited distribution. No substantial portion of the Company's sales is dependent upon any trademark.


Commodity Price Fluctuations and Availability
---------------------------------------------

     The Company contracts to sell its products at a fixed price for production and delivery in the future (generally four to six months or less). The Company is, therefore, subject to the risk of price fluctuations with respect to its product ingredients from the time the Company contracts with its customers until the time the Company purchases the commodities used to fill the orders. Prices for meat and flour, the Company's major product ingredients, fluctuate widely based upon supply, market speculation, governmental trade and agricultural policies, and other unpredictable factors. The price of durum semolina flour, the pasta division's primary ingredient, increased about 50% in 1993 and has remained well above pre-1993 levels since then.

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


Dependency on a Limited Number of Large Customers
-------------------------------------------------

     A substantial portion of the Company's revenues has in recent years resulted from sales to a few customers. See Note 11 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 1997:

                                   Number of   Division   Company
                  Division         Customers   Sales %    Sales %
                  --------         ---------   --------   -------
               Swiss American          3          61%       42%
               Royal-Angelus           2          36%       11%
                                      ---                   ---
                 Totals                5                    53%

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

Employees
---------

          As of December 31, 1997, the Company employed 157 full-time employees, 97 in production at Swiss American in San Francisco, California, 46 in production at Royal-Angelus in Chino, California, 6 in clerical and office functions, 3 in sales activities, and 5 in management activities.

          The Company's San Francisco plant employees are represented by the United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed July 10, 1995 to expire March 31, 1998. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.


Health Benefits
---------------

          The Company provides health insurance benefits to its non-union employees on a self-funded basis. The Company is insured for the excess over $40,000 of claims of any covered person incurred and paid during the year, but is self-funded for claims up to $40,000. The Company is exposed to the risk of an extraordinary number of significant claims but not one or more very large claims.


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


ITEM 2.  PROPERTIES

          The Company's original meat processing plant is an approximately 48,000 square foot facility located in San Francisco occupied under a lease which expires in 1998. In 1990 the Company occupied, under a lease expiring in 2001, an approximately 45,000 square foot facility nearby its main plant which it improved by building a dryer and relocating its slicing operations. The theoretical production capacity of the meat plant is estimated at 27,000,000 pounds per year, adequate for the currently contemplated needs of the division, but the plant does not have space to increase the production capacity or the variety of meat products which can be produced. In 1998, the Company intends to move the meat plant to a newly constructed approximately 85,000 square foot building, to result in a more efficient and higher production capacity plant, with the capability of expansion to increase capacity or product variety. See LIQUIDITY AND CAPITAL RESOURCES under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                                                                    Without
                        Nominee                For      Withheld   Authority
                        -------                ---      --------   ---------
                    John D. Determan        2,628,680      9,300       5,420
                    Theodore L. Arena       2,637,980        -0-       5,420
                    Ronald A. Provera       2,637,980        -0-       5,420
                    Santo Zito              2,637,980        -0-       5,420
                    Thomas J. Mulroney      2,637,980        -0-       5,420
                    Louis A. Arena          2,634,180      3,800       5,420
                    Joseph W. Wolbers       2,627,280     10,700       5,420
                    John M. Boukather       2,630,980      7,000       5,420

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is traded on the American Stock Exchange under the symbol "PZA". The following table sets forth high and low prices as traded on the American Stock Exchange:

                                    Quarter of Fiscal Year Ended December 31
                                      First    Second    Third    Fourth
                                     -------   -------   ------   ------
                    1995      High   2-13/16    2-3/4    3-1/16    5-3/8
                              Low    2-3/8      2-1/4    2-5/16    2-7/16
                    1996      High   4          3-1/4    2-3/4     2-3/4
                              Low    2-5/16     2-5/16   2-1/4     2-3/8
                    1997      High   3-1/8      2-13/16  2-5/8     3
                              Low    2-1/2      2-1/4    2-1/8     2-3/8

The closing price on December 31, 1997 was $3.00.


Common Stock
------------

          The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value.
The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 1997 the Company had issued and outstanding 2,865,981 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

          Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988, and has paid the following annual amounts per share:

                          1997    1996    1995    1994    1993      1992    1991    1990   1989   1988
            DIVIDENDS    $0.12   $0.10   $0.18   $0.1725  $0.1625  $0.16    $0.14  $0.125  $0.11  $0.10

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

          Shareholder communications regarding transfers, changes of address, missing dividends, lost certificates or similar matters should be directed to the Company's transfer agent and registrar, ChaseMellon Shareholder Services, Stock Transfer Department, Washington Bridge Station, P.O. Box 469, New York, NY 10033, (800) 522-6645, www.chasemellon.com.


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

          In 1997, the Company purchased no shares under its stock repurchase program, but received 7,795 shares in payment of the exercise price of options at an average fair market value of $2.89 per share. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

          Under the Employee Stock Purchase Plan, in 1997 employees purchased 55,355 newly issued shares at an average price of $2.56 per share. Employees have purchased a total of 394,323 shares under the plan through December 31, 1997, at an average price of $2.98 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $140,000 per year.

               Employees exercised Incentive Stock Options in 1997 to purchase 20,400 shares at an exercise price of $2.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data presented below under the headings STATEMENT OF OPERATIONS DATA and BALANCE SHEET DATA for, and as of the end of, each of the years in the five-year period ended December 31, 1997 is derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 1997, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                           1997       1996      1995      1994      1993
                                                         -------     ------    ------    ------    ------
                                                          (Amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales                                                $30,966     28,895    23,424    26,265    22,924
Cost of sales                                             27,103     26,037    21,348    23,812    21,155
                                                         -------     ------    ------    ------    ------
Gross profit                                               3,863      2,858     2,076     2,453     1,769
Distribution, general and administrative expenses          2,066      2,002     2,021     2,082     1,954
                                                         -------     ------    ------    ------    ------
Operating income (loss)                                    1,797        856        55       371      (185)
Interest income (expense), net                               (58)       (75)      (66)       (7)        3
Other income, net                                            279        113       184       156       161
                                                         -------     ------    ------    ------    ------
Earnings (loss) before income taxes                        2,018        894       173       520       (21)
Income taxes (benefit)                                       764        332        84       200        (5)
                                                         -------     ------    ------    ------    ------
Net earnings (loss)                                      $ 1,254        562        89       320       (16)
                                                         =======     ======    ======    ======    ======
Earnings (loss) per share:        Basic                  $   .44        .20       .03       .12      (.01)
                                                         =======     ======    ======    ======    ======
                                  Diluted                $   .44        .20       .03       .12      (.01)
                                                         =======     ======    ======    ======    ======
Cash dividends paid per share                            $   .12        .10       .18     .1725     .1625
Weighted average number
 of shares outstanding (1):       Basic                    2,836      2,767     2,705     2,669     2,653
                                  Diluted                  2,855      2,775     2,750     2,687     2,703
BALANCE SHEET DATA (end of period):
Working capital                                          $ 4,574      3,564     2,832     3,180     3,029
Property and equipment (net)                               4,468      4,705     5,083     4,070     4,258
Total assets                                              11,539     10,414    10,050     9,036     9,126
Long-term debt                                               752        960       969         -         -
Shareholders' equity                                       8,435      7,357     6,915     7,245     7,274
---------------------------------------------------------------------------------------------------------

(1) The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, received shares in exercise of incentive stock options and repurchased outstanding shares in the years as shown:

                                                           1997      1996      1995      1994      1993
                                                         -------    ------    ------    ------    ------
   Purchase Plan Shares Sold                              55,355    51,990    57,223    54,461    46,485
   Incentive Option Shares Sold                           20,400    16,000    53,555    52,000         -
   Received in Exercise of Options                         7,795     8,600    18,500    31,457         -
   Outstanding Shares Repurchased                              -         -    52,289    28,757    32,736


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The following table sets forth operating data for the years ended December 31, 1997, 1996 and 1995:

                                                                        Year Ended December 31,
                                                       ---------------------------------------------------------
                                                             1997                1996                1995
                                                       -----------------   -----------------   -----------------
                                                                         (Dollars in thousands)
Net sales                                              $30,966    100.0%   $28,895    100.0%   $23,424    100.0%
Cost of sales                                           27,103     87.5     26,037     90.1     21,348     91.1
                                                       -------    -----    -------    -----    -------    -----
Gross profit                                             3,863     12.5      2,858      9.9      2,076      8.9

Distribution, general and administrative expenses        2,066      6.7      2,002      6.9      2,021      8.7
                                                       -------    -----    -------    -----    -------    -----
Operating income                                         1,797      5.8        856      3.0         55       .2

Interest expense, net                                      (58)     (.2)       (75)     (.3)       (66)     (.3)
Other income, net                                          279       .9        113       .4        184       .8
                                                       -------    -----    -------    -----    -------    -----
Earnings before income taxes                             2,018      6.5        894      3.1        173       .7

Income taxes                                               764      2.5        332      1.1         84       .3
                                                       -------    -----    -------    -----    -------    -----
Net earnings                                           $ 1,254      4.0%   $   562      1.9%   $    89       .4%
                                                       =======    =====    =======    =====    =======    =====

Sales in thousands of pounds by division
                                     SWISS AMERICAN              13,903              13,475               9,990
                                     ROYAL-ANGELUS               21,284              18,213              18,825

Comparison of Years Ended December 31, 1997 and 1996
----------------------------------------------------

          In 1997, sales of $30,966,000 were up 7% from 1996 sales of $28,895,000, as the result of increased sales at both divisions.

          The meat division's sales were up about 9% in dollars and 3% in pounds and its operating income was up 152% in 1997 over 1996. Swiss's sales for the 4th quarter of 1997 were up 25% in dollars and 23% in pounds over the 4th quarter of 1996. Sales increased proportionately more in dollars than in pounds because of higher selling prices reflecting higher meat prices. Swiss's operating income increased in 1997 because of favorable meat purchases and a higher margin product mix throughout the year and increased production labor efficiency and plant utilization resulting from the increased sales volume in the 4th quarter.

          The Royal-Angelus pasta division's sales increased about 3% in dollars and 17% in pounds and its operating income increased 56% in 1997 over 1996. The pasta division's sales for the 4th quarter of 1997 were up 44% in dollars and 62% in pounds over the same quarter of 1996. The sales increases in pounds did not result in proportionate increases in dollars because of lower average selling prices caused by price competition and a higher proportion of high-volume sales.

          The cost of semolina flour increased about 50% in 1993 and has remained well above pre-1993 levels since then. Royal has been experiencing a tension between high flour prices and increased price competition caused by increasing industry capacity. Flour prices increased slightly in 1997, but Royal succeeded in increasing its sales and operating income. Its operating income increased in 1997 because of higher production labor efficiency and plant utilization throughout the year, increasing in the 4th quarter, and because of lower officer payroll.

          The Company's gross profit for 1997 was $3,863,000 or 12.5% of net sales compared to $2,858,000 or 9.9% of net sales for 1996. Gross profit increased absolutely and as a percent of sales because production costs increased less than proportionately to sales, especially in the 4th quarter, and because of favorable meat purchases and a higher margin product mix at Swiss. Distribution, general and administrative expenses for 1997 were up about 3% from 1996. Distribution expense was up about $94,000 because Swiss's salesmen payroll increased and Royal bore the freight on a higher proportion of its sales. Administrative expense was down about $29,000 primarily due to a decrease in officer payroll at Royal, as well as lower health care costs and consulting services relating to Swiss and other outside services, partially offset by higher clerical payroll and bad debt expense.

          Other income increased about $166,000 because of a $164,502 state reimbursement of the cost of the 1991 removal of a gasoline storage tank at the former distribution division warehouse. Net interest expense decreased principally because of lower borrowing under the bank line of credit.

Comparison of Years Ended December 31, 1996 and 1995
----------------------------------------------------

          In 1996, sales of $28,895,000 were up 23% from 1995 sales of $23,424,000, as the result of increased sales at the Swiss American meat division.

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


Liquidity and Capital Resources
-------------------------------

          The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At December 31, 1997 the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in June 1997 to expire June 1, 1998, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $7,150,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2.00, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The Company was in compliance with all of the bank's covenants at December 31, 1997.

          In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, and bearing interest at 2% over the bank's "LIBOR" rate. In 1997, the Company made a $200,000 voluntary pre-payment of the term loan, leaving a $751,735 balance at December 31, 1997, including the $8,460 current portion.
The loan is payable in monthly payments of $705 principal plus accrued interest, which would leave a $732,700 principal balance payable at the end of the term. The pasta division occupies 40% of the building and 60% is leased to a tenant.

          The Company's pasta plant in Chino, California, after the addition of a third short goods line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds per year compared to about 21,284,000 pounds sold in 1997. The plant has the capacity to fulfil the foreseeable needs of the pasta division with adequate space for expansion.

          Swiss American Sausage division's San Francisco meat processing plant has a theoretical production capacity estimated at 27,000,000 pounds per year, compared to about 13,903,000 pounds sold in 1997. The meat plant's present capacity is adequate for the currently contemplated needs of the division, but the plant does not have space to increase its capacity or the variety of meat products which can be produced. The lease of the main production building expires in 1998 and in 1998 the Company intends to move the meat plant to a newly constructed approximately 85,000 square foot building, to result in a more efficient and higher production capacity plant, with the capability of expansion to increase capacity or product variety.

          Accomplishing the move requires locating and acquiring a suitable site, constructing and equipping the building, moving from the present facilities to the new plant, obtaining financing for all of the foregoing, and obtaining the consent of Wells Fargo Bank, NA to proceed with the transaction or finding a lender to replace Wells Fargo Bank, NA as line of credit and term lender, all of which remain to be done. The estimated cost of the new plant is in excess of $8,000,000 and the Company has applied for the issuance of Industrial Development Bonds for all or part of the financing with conventional financing for all or any part not covered by Industrial Development Bonds. The annual cost to Swiss of the new plant will exceed the annual cost of its two current buildings. The move to the new plant will require charging to expense the net capitalized leasehold improvements at the present facilities and the future rent on the 2nd building through lease expiration in 2001, reduced by future rent under any agreed sublease, or reduced to termination costs if there is an agreed early termination of the lease.

          Additions to property and equipment of about $300,000 are anticipated for 1998, plus the cost of a new meat plant.

          In 1997 cash increased about $824,000. Operating activities produced about $1,508,000 primarily from earnings, depreciation, a decrease in inventories and an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. Investing activities used about $299,000 of cash for property and equipment at both divisions, including retail packaging and faster sausage linking machines at Swiss. Financing activities used about $385,000 for dividends and the term loan pre-payment, offset by net stock proceeds. Inventories were down and accounts receivable up because the surge of sales in the 4th quarter depleted inventories and generated accounts receivable.

          In 1996 cash decreased about $85,000. Operating activities produced about $238,000, principally from earnings and depreciation offset by increases in accounts receivable and inventories and a decrease in accounts payable. Investing activities used about $194,000 for net capital expenditures and financing activities used about $129,000 for dividends offset by net stock proceeds. The Company's inventories and accounts receivable normally reflect the level of its sales, and in 1996 sales were up 23%, resulting in about a $165,000 increase in accounts receivable and about a $631,000 increase in inventories, following about a $502,000 reduction in inventories in 1995 on reduced sales.

          In 1995 cash increased about $294,000. Operating activities produced about $1,297,000 primarily from earnings, depreciation, a decrease in inventories and increases in accounts payable and accrued liabilities. Investing activities used about $578,000 for net capital expenditures and financing activities used about $425,000 for dividends offset by net stock proceeds. Company sales decreased during 1995 and inventories were reduced by over $502,000. The Company purchased the 2nd Royal building in 1995, incurring $975,000 of long term debt and using about $300,000 of cash.

          In 1998 quarterly cash dividends will continue to be paid if the Board believes that earnings and cash flow are adequate.

          The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant.
The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $141,485 in 1997 and may be as much as $140,000 or more in 1998.

          The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the needs of its operations for the foreseeable future, subject to the need to finance a new meat plant.

          The Company has no long term debt except the $751,735 secured by the 2nd Chino building. All of its other assets, including inventories, accounts receivable, equipment and its original Chino pasta plant are unencumbered.

New Accounting Pronouncements
-----------------------------

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related

Information." SFAS No. 130 establishes standards for the reporting of comprehensive income and its components. SFAS No. 131 changes some standards for the reporting by public companies of information about operating segments. Information in financial statements of the Company for periods beginning after December 31, 1997 will be presented as required by SFAS Nos. 130 and 131, which, in the opinion of management, will not have a material effect on the information presented.

Year 2000
---------

          Many computer programs use only the last two digits of a year to store or process dates. This is the case with the accounting programs used by both divisions of the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000. This could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company has engaged a computer programmer to correct this defect in the Company's programs, and the Company expects the defect will be corrected without material cost before the year 2000. The Company's customers, suppliers and service providers may use computer programs with similar defects which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements and Supplementary Data are submitted in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on Page F-1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

          JOHN D. DETERMAN, age 65, has been a vice president and director of the Company since its formation in 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to February 21, 1998 and Chairman of the Board since 1992. He is a member of the audit and option committees.

          THEODORE L. ARENA, age 55, has been the General Manager of Swiss American since 1976, and the President and a director of the Company since 1985. He is the Chief Executive Officer effective February 21, 1998. He is the nephew of Louis A. Arena, a director of the Company.

          RONALD A. PROVERA, age 60, has been the secretary and a director of the Company since its formation in 1972 and was the General Manager of Sav-On Food Co., the Company's distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to Royal-Angelus. He is a member of the option committee.

          SANTO ZITO, age 61, has been the Company's plant engineer since 1976, and a vice president and director of the Company since its formation in 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

          THOMAS J. MULRONEY, age 52, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

          LOUIS A. ARENA, age 75, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the Royal-Angelus Macaroni Co. division from 1975 until his retirement in 1989.

          JOSEPH W. WOLBERS, age 68, has been a director of the Company and Chairman of the audit committee since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950.

          JOHN M. BOUKATHER, age 61, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company and member of the audit committee since 1987.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth for the years ended December 31, 1997, 1996 and 1995, all compensation of all executive officers of the Company serving at December 31, 1997.

                                                     Annual       Restricted        SEP/IRA
          Name and Position              Year        Salary      Option Award     Contributions
          -----------------              ----        ------      ------------     -------------
                                                                    Shares

          John D. Determan,              1997       $ 65,658                          $ 9,849
            Chairman of the Board        1996         62,791                            9,419
                                         1995         63,098                            9,465

          Theodore L. Arena,             1997        110,790         91,458            16,618
            President and                1996        107,135                           16,070
            Chief Executive Officer      1995        105,887                           15,883

          Ronald A. Provera,             1997        105,414                           15,812
            Secretary                    1996        103,568                           15,535
                                         1995        103,338                           15,501

          Santo Zito,                    1997        108,195                           16,229
            Vice President               1996        106,246                           15,937
                                         1995        111,586                           16,738

          Thomas J. Mulroney,            1997        105,552         18,291            15,833
            Chief Financial Officer      1996        102,161                           15,324
                                         1995        101,693                           15,254

          See Incentive Stock Option Plan  below for information on Incentive
              ----------------------------
Stock Options.  See Simplified Employee Pension Plan below for more information
                    --------------------------------
on SEP/IRA Contributions.

          The Company does not currently pay bonuses or deferred compensation to any executive officer and does not provide them with automobiles, other perquisites, employment contracts or "golden parachute" arrangements. Effective November 1, 1997, Mr. Determan's basic annual salary was raised from $60,000 to $75,000 and the basic annual salary of each of the other four officers was raised from $100,000 to $125,000. The annual salary is as reported on Form W-2 and includes the cost of life insurance and other costs taxable to the officer.


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

            For 1997, the Company contributed $391,762 to IRA's under the plan.

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

          In August 1987, options were granted under the plan to purchase 185,000 shares at a price of $7.00 per share, 125,000 to Theodore L. Arena, 30,000 to Thomas J. Mulroney and 30,000 to another employee. In June 1988, those options were terminated and options were granted to purchase 230,000 shares at a price of $3-5/8 per share, 155,000 to Mr. Arena, 30,000 to Mr. Mulroney and the balance to three other employees. In December 1992, the outstanding options were terminated and options were granted to purchase 260,000 shares at a price of $2-1/4 per share, 150,000 to Mr. Arena, 30,000 to Mr. Mulroney, and the balance to four other employees. In April 1997, outstanding options of Messrs. Arena and Mulroney to purchase 60,000 and 12,000 shares, respectively, were terminated and options were granted to Messrs. Arena and Mulroney to purchase 91,458 and 18,291 shares, respectively, at a price of $2-9/16 per share.

          No options were exercised prior to 1994. In 1994, options were exercised to purchase 52,000 shares, including 30,000 by Mr. Arena and 6,000 by Mr. Mulroney. In 1995, options were exercised to purchase 53,555 shares, including 30,000 by Mr. Arena and 6,000 by Mr. Mulroney. In 1996 and 1997, options were exercised to purchase 16,000 and 20,400 shares, respectively, none by executive officers. The following table shows the options granted to executive officers in 1997 and the potential value of the options at the expiration date of the options, assuming the Company's stock appreciated at the specified annual compounded rate from the $2-9/16 per share market price at the date of grant.

                                                         Option Grants in 1997
                                                         ---------------------
                                                                                                Potential Realizable Value at
                                                                                                 Annual Rates of Stock Price
                                              Percent of Total                                   Appreciation for Option Term
                                  Options    Options Granted to   Exercise    Expiration         ----------------------------
         Name                     Granted     Employees in 1997     Price      Date 4/10               5%            10%
         ----                     -------     -----------------     -----      ---------         ------------     -----------
Theodore L. Arena                  91,458            83.3%         $2-9/16        2007             $147,388         $373,511
Thomas J. Mulroney                 18,291            16.7%         $2-9/16        2007             $ 29,477         $ 74,700

Option Committee Report
-----------------------

          In April 1997, the option committee granted new options exercisable at the then current market price to two officers to provide a long term incentive and reward for increased earnings and stock price increases from current levels. The following table shows the least number of options held by an executive officer both before and after the June 1988, December 1992 and April 1997 option terminations and grants, as if the options were repriced.

                                              Option Repricings
                                              -----------------
                                                  Price of         Exercise                      Years of
                                   Number of      Stock at         Price at                    Original Option
                                    Options       Time of          Time of        Exercise    Term Remaining at
        Name              Date     Repriced      Repricing        Repricing        Price      Date of Repricing
        ----              ----     --------      ---------        ---------        -----      -----------------
Theodore L. Arena         6/88     125,000        $3-5/8            $7            $3-5/8             9.25
                         12/92     150,000        $2-1/4            $3-5/8        $2-1/4              5.5
                          4/97      60,000        $2-9/16           $2-1/4        $2-9/16             1.7
Thomas J. Mulroney        6/88      30,000        $3-5/8            $7            $3-5/8             9.25
                         12/92      30,000        $2-1/4            $3-5/8        $2-1/4              5.5
                          4/97      12,000        $2-9/16           $2-1/4        $2-9/16             1.7
James P. McClune         12/92      10,000        $2-1/4            $3-5/8        $2-1/4              5.5

Option Committee Members:  John D. Determan, Ronald A. Provera and Santo Zito

Compensation of Directors

          Directors who are not officers or employees are paid a fee of $1,000 for each board meeting or board committee meeting attended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership
--------------------------

          The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 1997.

                                                                 Shares Beneficially Owned
                                                           --------------------------------------
                                                           Without Options(3)   Options Exercised(4)
                                                           ---------------      -----------------
                    Name or Category(1)                   Number      Percent    Number     Percent
                    -----------------                     ------      -------    ------     -------
                    John D. Determan                      335,327      11.7%     335,327      11.3%
                    Penny S. Bolton (2)                   378,463      13.2%     378,463      12.7%
                    Theodore L. Arena                     140,994       4.9%     232,452       7.8%
                    Ronald A. Provera                     322,330      11.2%     322,330      10.8%
                    Santo Zito                            352,330      12.3%     352,330      11.8%
                    Thomas J. Mulroney                     20,900        .7%      39,191       1.3%
                    Louis A. Arena                        288,030      10.0%     288,030       9.7%
                    John M. Boukather                       1,719        .1%       1,719        .1%
                    Joseph W. Wolbers                       7,750        .3%       7,750        .3%
                    Officers and Directors              1,469,380      51.2%   1,579,129      53.1%
                    Shares Outstanding                  2,865,981       100%   2,975,730       100%
---------------------------------------------------------------------------------------------------

(1) The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2) Penny S. Bolton is the widow of James H. Bolton, former chairman of the Company. Her shares are not included in the group's shares.
(3) Excludes options under the Company's Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 18,291 shares and to all officers and directors as a group to purchase 109,749 shares.
(4)  The options of Messrs. Arena, Mulroney and the group are deemed exercised.

          No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.


Management Stock Transactions
-----------------------------

  During the specified quarter of 1997, officers and directors purchased the following numbers of shares of the Company's common stock: 1st quarter, John M. Boukather, director - 17 shares; 2nd quarter, Mr. Boukather - 17; 3rd quarter, Mr. Boukather -20; 4th quarter, Mr. Boukather - 16, Joseph W. Wolbers - 1,100. No other purchases and no sales of the Company's common stock by officers or directors were reported during the year.

  Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 1997 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act, except that Theodore A. Arena and Thomas J. Mulroney each filed a Form 4 in February 1998 for incentive stock options terminated and granted in April 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There are no transactions with related parties required to be disclosed under the above caption in this report.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules
----------------------------------

        The Financial Statements and Schedule filed with this report are in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on page F-1.

Exhibits
--------

 3.7    Bylaws of the Company, as in effect on January 16, 1989 (1), (3)
 3.8 Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)
 3.9 Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)
 3.10 Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)
 3.11   Amendment to Bylaws of the Company re Annual Meeting in April (7)
 3.12 Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)
 4.3    Form of Certificate evidencing common stock (8)
10.2    1987 Incentive Stock Option Plan, as amended to date (1)
10.4    Lease Agreement dated October 27, 1978 between the Company, as the successor in interest to the Lessee, Swiss American Sausage Co., and Alfredo L. Caceres and Doris Caceres, as Lessor, of Plant the first Swiss American San Francisco (1)
10.20   1988 Stock Purchase Plan of the Company (4)
10.22 Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)
10.23 Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)
10.26   Lease Agreement dated May 28, 1990 between the Company and Alexander
        M. and June L. Maisin, as Lessor, of the second Swiss American San Francisco Plant (7)
10.35 Credit Agreement dated February 1, 1995 between the Company and Wells Fargo Bank, National Association and First Amendment thereto dated April 10, 1995 (9)
10.36 Standard Industrial/Commercial Single-Tenant Lease - Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)
10.38 Collective Bargaining Agreement dated December 6, 1995, between the Company and United Food and Commercial Workers Union Local 101, AFL-CIO (9)
10.39 Third Amendment to Credit Agreement dated June 1, 1996 between the Company and Wells Fargo Bank, NA (10)
10.40 Fourth Amendment to Credit Agreement dated June 1, 1997 between the Company and Wells Fargo Bank, NA
23.1    Consent of KPMG Peat Marwick LLP
27      EDGAR Financial Data Schedule

--------------------------------------------------------------------------------

(1)  Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2) Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3) Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)  Exhibit to 1987 Form 10-K Annual Report
(5)  Exhibit to 1988 Form 10-K Annual Report
(6)  Exhibit to 1989 Form 10-K Annual Report
(7)  Exhibit to 1990 Form 10-K Annual Report
(8)  Exhibit to 1991 Form 10-K Annual Report
(9)  Exhibit to 1995 Form 10-K Annual Report
(10) Exhibit to 1996 Form 10-K Annual Report

Reports on Form 8-K
-------------------

        During the year ended December 31, 1997 the Company filed no reports on Form 8-K.

                                  SIGNATURES

        Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 21, 1998              PROVENA FOODS INC.

                                       By /s/ John D. Determan
                                          --------------------
                                             John D. Determan
                                          Chairman of the Board

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


            Signature                                          Title                                       Date
           ---------                                           -----                                       ----
/s/ John D. Determan                             Chairman of the Board and Director                  February 21, 1998
____________________________________
        John D. Determan

                                                 President (Principal Executive
/s/ Theodore L. Arena                            Officer) and Director                               February 21, 1998
____________________________________
        Theodore L. Arena

                                                 Vice President, Sales, Secretary and
/s/ Ronald A. Provera                            Director                                            February 21, 1998
____________________________________
       Ronald A. Provera

/s/ Santo Zito                                   Vice President and Director                         February 21, 1998
____________________________________
          Santo Zito
                                                 Chief Financial Officer (Principal
/s/ Thomas J. Mulroney                           Financial and Accounting Officer)                   February 21, 1998
____________________________________
       Thomas J. Mulroney

/s/ Louis A. Arena                               Director                                            February 21, 1998
____________________________________
        Louis A. Arena

/s/ Joseph W. Wolbers                            Director                                            February 21, 1998
____________________________________
      Joseph W. Wolbers

/s/ John M. Boukather                            Director                                            February 21, 1998
____________________________________
      John M. Boukather

                        PROVENA FOODS INC.

                        Financial Statements and Schedule

                        December 31, 1997 and 1996

                        (With Independent Auditors' Report Thereon)

                              PROVENA FOODS INC.

                  Index to Financial Statements and Schedule
                  ------------------------------------------

                                                                                         Page
                                                                                         ----
Independent Auditors' Report                                                              F-2

Balance Sheets - December 31, 1997 and 1996                                               F-3

Statements of Earnings - Years ended December 31, 1997, 1996 and 1995                     F-4

Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995         F-5

Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995                   F-6

Notes to Financial Statements                                                             F-8

                                                                                         Schedule
                                                                                         --------

II - Valuation and Qualifying Accounts and Reserves                                       F-18

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors
Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 1997 and 1996 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG Peat Marwick LLP



Orange County, California
January 23, 1998

                              PROVENA FOODS INC.

                                Balance Sheets

                          December 31, 1997 and 1996

                                                                   1997                1996
                                                                ----------          ----------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                     $ 1,089,957            265,529
   Accounts receivable, net of allowance for doubtful
    accounts of $10,934 and $0 at December 31, 1997 and 1996,
    respectively (note 11)                                         3,112,520          2,408,297
   Inventories (note 2)                                            2,679,118          2,928,678
   Prepaid expenses                                                   45,460             50,310
                                                                 -----------         ----------
         Total current assets                                      6,927,055          5,652,814

Deferred tax asset (note 8)                                          101,279              6,849
Property and equipment, net (notes 3 and 5)                        4,467,521          4,704,602
Other assets                                                          43,203             49,581
                                                                 -----------         ----------

                                                                 $11,539,058         10,413,846
                                                                 ===========         ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (note 5)                    $     8,460              8,460
   Accounts payable                                                1,123,820            670,594
   Accrued liabilities (note 6)                                    1,122,068          1,384,925
   Income tax payable (note 8)                                        98,545             24,460
                                                                 -----------         ----------

         Total current liabilities                                 2,352,893          2,088,439
                                                                 -----------         ----------

Deferred income                                                        7,752             17,057
Long-term debt, net of current portion (note 5)                      743,275            951,735

Shareholders' equity (notes 7 and 10):
   Common stock, no par value; authorized 10,000,000 shares;
    2,865,981 and 2,798,021 shares issued and outstanding at
    December 31, 1997  and 1996, respectively                      4,422,647          4,257,760
   Retained earnings                                               4,012,491          3,098,855
                                                                 -----------         ----------

         Total shareholders' equity                                8,435,138          7,356,615

Commitments and contingencies (notes 4, 9, 12 and 13)            -----------         ----------

                                                                 $11,539,058         10,413,846
                                                                 ===========         ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                            Statements of Earnings

                 Years ended December 31, 1997, 1996 and 1995

                                               1997           1996           1995
                                            ----------     ----------     ----------
Net sales (note 11)                          $30,966,339    28,895,372     23,424,677
Cost of sales                                 27,103,198    26,037,541     21,348,187
                                             -----------    ----------     ----------

       Gross profit                            3,863,141     2,857,831      2,076,490
                                             -----------    ----------     ----------

Operating expenses:
  Distribution                                   987,948       893,834        880,316
  General and administrative (note 9)          1,078,225     1,107,581      1,140,709
                                             ----------     ----------     ----------
                                               2,066,173     2,001,415      2,021,025
                                             ----------     ----------     ----------

       Operating income                        1,796,968       856,416         55,465

Interest expense, net                            (57,830)      (75,437)       (66,089)
Other income, net (note 3)                       279,257       113,339        183,640
                                             -----------    ----------     ----------

       Earnings from operations before
        income  taxes                          2,018,395       894,318        173,016

Income taxes (note 8)                            763,776       332,416         84,224
                                             -----------    ----------     ----------

       Net earnings                          $ 1,254,619       561,902         88,792
                                             ===========    ==========     ==========

Earnings per common share:
   Basic                                     $       .44           .20            .03
                                             ===========    ==========     ==========

   Diluted                                   $       .44           .20            .03
                                             ===========    ==========     ==========

Shares used in computing per common
  share amounts:
   Basic                                       2,836,434     2,767,156      2,705,398
                                             ===========    ==========     ==========

   Diluted                                     2,854,939     2,775,133      2,749,843
                                             ===========    ==========     ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                      Statements of Shareholders' Equity

                 Years ended December 31, 1997, 1996 and 1995


                                             COMMON STOCK                              NOTE
                                      -------------------------                     RECEIVABLE        TOTAL
                                         SHARES                      RETAINED         FROM         SHAREHOLDERS'
                                         ISSUED        AMOUNT        EARNINGS       SHAREHOLDER       EQUITY
                                       ---------      ---------      --------       ----------------------------
Balance at December 31, 1994            2,698,642      $4,041,695     3,212,912      (9,738)        7,244,869

Repurchase of common stock                (70,789)       (212,651)           --          --          (212,651)

Sale of common stock                       57,223         154,630            --          --           154,630

Exercise of shares under stock option
 plan (note 10)                            53,555         120,499            --          --           120,499


Cash dividends paid, $.18 per share            --              --      (487,535)         --          (487,535)

Payment on shareholder note receivable         --              --            --       6,470             6,470

 Net earnings                                  --              --        88,792          --            88,792
                                        ---------      ----------     ---------      ------         ---------

Balance at December 31, 1995            2,738,631       4,104,173     2,814,169      (3,268)        6,915,074

Repurchase of common stock                 (8,600)        (21,500)           --          --           (21,500)

Sale of common stock                       51,990         139,087            --          --           139,087

Exercise of shares under stock option
 plan (note 10)                            16,000          36,000            --          --            36,000


Cash dividends paid, $.10 per share            --              --      (277,216)         --          (277,216)

Payment on shareholder note receivable         --              --            --       3,268             3,268

Net earnings                                   --              --       561,902          --           561,902
                                        ---------      ----------     ---------      ------         ---------

Balance at December 31, 1996            2,798,021       4,257,760     3,098,855          --         7,356,615

Repurchase of common stock                 (7,795)        (22,498)           --          --           (22,498)

Sale of common stock                       55,355         141,485            --          --           141,485

Exercise of shares under stock option
 plan (note 10)                            20,400          45,900            --          --            45,900


Cash dividends paid, $.12 per share            --              --      (340,983)         --          (340,983)

Net earnings                                   --              --     1,254,619          --         1,254,619
                                        ---------      ----------     ---------      ------         ---------

Balance at December 31, 1997            2,865,981      $4,422,647     4,012,491          --         8,435,138
                                        =========      ==========     =========      ======         =========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Cash Flows

                 Years ended December 31, 1997, 1996 and 1995

                                                         1997           1996           1995
                                                      ----------     ----------     ----------
Cash flows from operating activities:
 Net earnings                                          $1,254,619      561,902          88,792
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                         535,119      572,459         539,796
    Loss on disposal of fixed assets                          803           --              --
    Provision for bad debts                                36,241      (43,637)         91,212
    Increase in accounts receivable                      (740,464)    (164,989)       (269,788)
    Decrease (increase) in inventories                    249,560     (631,356)        502,497
    Decrease (increase) in prepaid expenses                 4,850       16,743          (8,706)
    (Increase) decrease in income taxes
     receivable                                                --        2,342          (2,342)
    Increase in deferred tax assets                       (94,430)      (6,849)             --
    Decrease (increase) in other assets                     6,378         (197)        (18,972)
    Increase (decrease) in accounts payable               453,226     (123,161)        124,030
    Increase (decrease) in accrued liabilities           (262,857)     101,899         196,986
    Increase in income tax payable                         74,085       24,460              --
    Increase (decrease) in deferred income                 (9,305)     (71,947)         53,337
                                                       ----------     --------       ---------

         Net cash provided by operating
          activities                                    1,507,825      237,669       1,296,842
                                                       ----------     --------       ---------

Cash flows from investing activities:
 Proceeds from sale of property and equipment               3,655        1,200           4,900
 Additions to property and equipment                     (302,496)    (195,362)       (582,560)
                                                       ----------     --------       ---------

         Net cash used in investing activities           (298,841)    (194,162)       (577,660)
                                                       ----------     --------       ---------

                                  (Continued)

                               PROVENA FOODS INC.

                                                         1997           1996           1995
                                                      ----------     ----------     ----------
Cash flows from financing activities:
 Payments on note payable to bank                      $ (208,460)      (8,460)        (6,345)
 Repurchase of common stock                               (22,498)     (21,500)      (212,651)
 Proceeds from sale of common stock                       141,485      139,087        154,630
 Exercise of stock options                                 45,900       36,000        120,499
 Payments received on note from shareholder                    --        3,268          6,470
 Cash dividends paid                                     (340,983)    (277,216)      (487,535)
                                                       ----------     --------       --------

         Net cash used in financing activities           (384,556)    (128,821)      (424,932)
                                                       ----------     --------       --------

         Net increase (decrease) in cash and
          cash equivalents                                824,428      (85,314)       294,250


Cash and cash equivalents at beginning of period          265,529      350,843         56,593
                                                       ----------     --------       --------

Cash and cash equivalents at end of period             $1,089,957      265,529        350,843
                                                       ==========     ========       ========

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
    Interest                                           $   73,511       81,081         67,747
    Income taxes                                          787,855      287,600        150,083
                                                       ==========     ========       ========

Supplemental disclosure of noncash investing and
 financing activities - building acquired for
 debt                                                  $       --           --        975,000
                                                       ==========     ========       ========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1997 and 1996



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

               Buildings and improvements             31.5 to 39 years
               Machinery and equipment                   10 years
               Delivery equipment                        5 years
               Office equipment                          7 years


     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

     EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred

                              PROVENA FOODS INC.

     tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt are measured at cost which approximates their fair value.

     LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

   RECLASSIFICATIONS

   Certain amounts in the prior year's financial statements have been reclassified to conform with the current presentation.

                              PROVENA FOODS INC.

(2)  INVENTORIES

     A summary of inventories follows:

                           1997           1996
                        ----------     ----------
Raw materials            $1,220,151       935,835
Work in process             674,400       689,650
Finished goods              784,567     1,303,193
                         ----------     ---------

                         $2,679,118     2,928,678
                         ==========     =========

(3)  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:

                                     1997           1996
                                  ----------     ----------
Land                               $  551,985       551,985
Buildings and improvements          3,283,200     3,249,666
Machinery and equipment             5,550,646     5,338,432
Delivery equipment                     28,599        28,599
Office equipment                      114,912       114,301
Construction in progress               40,861            --
                                    ---------     ---------
                                    9,570,203     9,282,983
Less accumulated depreciation       5,102,682     4,578,381
                                    ---------     ---------

                                   $4,467,521     4,704,602
                                    =========     =========

     The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $106,000, $104,000 and $129,000 in 1997, 1996 and
     1995, respectively.

(4)  LINE OF CREDIT

     The Company has a $2,000,000 unsecured bank line of credit, at an interest rate of bank prime (8.50% at December 31, 1997) plus .375%, which expires on June 1, 1998. Following is a summary of activity under the line of credit:

                                          1997           1996           1995
                                       ----------     -----------    ----------
Balance at December 31                  $     --            --             --
Maximum amount outstanding at any
 month-end                               373,000       390,000        550,000
Average amount of month-end borrowings    21,000        58,000        142,000
Weighted average interest rate during
 the year                                  8.735%        8.625%         9.359%
                                        ========       =======        =======

                              PROVENA FOODS INC.

     The bank line of credit agreement includes covenants limiting certain activities of the Company. Among these covenants are restrictions as to mergers and expenditures for capital assets in excess of $500,000 per year. In addition, the loan agreement requires that the Company maintain minimum tangible net worth and certain total debt to tangible net worth ratios.
     The Company was in compliance with all such covenants at December 31, 1997.

(5)  LONG-TERM DEBT

     Long-term debt consists of a mortgage note payable secured by a deed of trust on land and building, bearing interest at 2% over the Bank's LIBOR rate (8.16% at December 31, 1997); payable in monthly principal installments of $705 plus interest ($5,767 at December 31, 1997) through April 10, 2000, when a balloon payment of all unpaid principal and interest is due and payable. Principal maturities of the mortgage note payable are as follows:


                              1998          $  8,460
                              1999             8,460
                              2000           734,815
                                            --------

                                            $751,735
                                            ========


(6)  ACCRUED LIABILITIES

     A summary of accrued liabilities at December 31 follows:

                                               1997           1996
                                            ----------     ----------
          Accrued profit sharing (note 9)    $  391,762       393,880
          Accrued retirement                    161,179       135,151
          Accrued compensation                  253,148       207,677
          Other                                 315,979       648,217
                                             ----------     ---------

                                             $1,122,068     1,384,925
                                             ==========     =========

(7)  SHAREHOLDERS' EQUITY

     In 1995, the Company repurchased shares in negotiated transactions and retired the shares purchased. The Company sold shares to employees under its purchase plan (note 9) in 1997, 1996 and 1995.

                              PROVENA FOODS INC.

(8)  INCOME TAXES

     Income taxes (benefit) consist of the following:

                                1997           1996           1995
                             ----------     ----------     ----------
           Current:
             Federal          $680,035       233,135         73,043
             State             178,171        76,945         20,245
           Deferred:
             Federal           (56,366)       18,366         (6,444)
             State             (38,064)        3,970         (2,620)
                              --------       -------         ------

                              $763,776       332,416         84,224
                              ========       =======         ======

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset and deferred income taxes (benefit) are presented below:

                                       DEFERRED                      DEFERRED
                                        INCOME                        INCOME
                        DECEMBER 31,     TAXES        DECEMBER 31,     TAXES        DECEMBER 31,
                           1997        (BENEFIT)         1996        (BENEFIT)         1995
                        ------------   ---------      ------------   ---------      ------------
Allowance for
 doubtful accounts       $     --            --             --         25,976         25,976
Deferred income             3,111         3,736          6,847          3,734         10,581
Depreciation               37,590       (35,204)         2,386         30,972         33,358
State taxes                60,578       (34,417)        26,161        (19,278)         6,883
                         --------       -------        -------        -------        -------
                          101,279       (65,885)        35,394         41,404         76,798
Valuation
 allowance                     --       (28,545)       (28,545)       (19,068)       (47,613)
                         --------       -------        -------        -------        -------

Net deferred tax
 asset                   $101,279       (94,430)         6,849         22,336         29,185
                         ========       =======        =======        =======        =======

     Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at December 31, 1997. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

                              PROVENA FOODS INC.

   Actual income taxes differs from the "expected" tax amount, computed by applying the U.S. Federal corporate tax rate of 34% to earnings from operations before income taxes, as follows:

                                1997                    1996                    1995
                        ---------------------    ---------------------    ---------------------
                        AMOUNT         %         AMOUNT         %         AMOUNT         %
                        ---------------------    ---------------------    ---------------------
Computed "expected"
 income taxes            $686,254    34.0%        $304,068     34.0%       $ 58,825    34.0%

State income taxes,
 net of Federal
 income tax benefit       117,593     5.8           50,784      5.7          13,362     7.7
Change in valuation
 allowance                (28,545)   (1.4)          19,068      2.1          24,037    13.9
Other                     (11,526)    (.6)         (41,504)    (4.6)        (12,000)   (6.9)
                         --------    ----         --------     ----        --------    ----

                         $763,776    37.8%        $332,416     37.2%       $ 84,224    48.7%
                         ========    ====         ========     ====        ========    ====

(9)  EMPLOYEE BENEFIT PLANS

     In 1988, the Company adopted a Simplified Employee Pension - Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company's contributions to the SEP IRA for 1997, 1996 and 1995 were $391,762, $393,880 and $393,196, respectively.

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

     The Company provides partial coverage for medical costs to its employees under a self-insured plan. Additionally, the Company carries a catastrophic policy that covers claims in excess of $40,000 for any covered individual. The Company has accrued the estimated liability for its self-funded costs (see note 13).

(10) INCENTIVE STOCK OPTION PLAN

     Under a stock option plan adopted in 1987, the Company has awarded options to certain of its key employees to purchase common stock at prices which approximate the fair market value of the stock at the date of grant. The plan provides for a maximum grant of 261,704 shares. All stock options have a maximum ten-year term and become fully exercisable in accordance with a predetermined vesting schedule that varies by employee.

                              PROVENA FOODS INC.

     The per share weighted-average fair value of stock options granted during 1997 was $0.95 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 1%, risk-free interest rate of 6.7%, and an expected life of 8 years. There were no options granted in 1996.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                         1997           1996
                                                      ----------     ----------
          Net earnings                 As reported     $1,254,619     561,902
                                       Pro forma        1,218,761     561,902
                                                       ==========     =======

                                                         1997           1996
                                                      ----------     ----------
          Net earnings per share       As reported:
                                         Basic         $ .44            .20
                                         Diluted         .44            .20
                                                       =====            ===

                                       Pro forma:
                                         Basic         $ .43            .20
                                         Diluted         .43            .20
                                                       =====            ===

     Pro forma net earnings reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1996 is not considered.

                              PROVENA FOODS INC.

     Stock option activity during the periods indicated is as follows:

                                                             WEIGHTED-
                                            NUMBER OF         AVERAGE
                                             SHARES        EXERCISE PRICE
                                            ---------      --------------
         Balance at December 31, 1994        208,000           $2.25
           Exercised                         (53,555)           2.25
                                             -------           -------
         Balance at December 31, 1995        154,445            2.25
           Exercised                         (16,000)           2.25
           Expired                           (36,000)           2.25
                                             -------           -------
         Balance at December 31, 1996        102,445            2.25
           Granted                           109,749            2.5625
           Exercised                         (20,400)           2.25
           Expired                           (72,045)           2.25
                                             -------           -------

         Balance at December 31, 1997        119,749           $2.54
                                             =======           =====

     At December 31, 1997, the range of exercise prices and the range of remaining contractual life of outstanding options was $2.25 to $2.5625 and six to ten years, respectively.

     At December 31, 1997 and 1996, the number of options exercisable was 67,291 and 102,445, respectively, and the weighted-average exercise price of those options was $2.54 and $2.25, respectively.

                              PROVENA FOODS INC.

(11) SEGMENT DATA AND MAJOR CUSTOMERS

     The following table represents financial information about the Company's business segments as of and for the three years ended December 31, 1997:

                                                              1997           1996           1995
                                                           ----------     ----------     ----------
     Net sales to unaffiliated customers:
       Swiss American Division                              $21,460,415    19,677,706     13,654,028
       Royal-Angelus Division                                 9,505,924     9,217,666      9,770,649
                                                            -----------    ----------     ----------
             Total sales                                    $30,966,339    28,895,372     23,424,677
                                                            ===========    ==========     ==========

     Operating income (loss):
       Swiss American Division                              $ 1,072,749       425,280       (682,899)
       Royal-Angelus Division                                   794,617       507,914        775,855
       Corporate                                                (70,398)      (76,778)       (37,491)
                                                            -----------    ----------     ----------
             Operating income                               $ 1,796,968       856,416         55,465
                                                            ===========    ==========     ==========

     Identifiable assets:
       Swiss American Division                              $ 5,214,515     4,920,249      4,394,837
       Royal-Angelus Division                                 5,098,629     5,185,553      5,249,632
       Corporate                                              1,225,914       308,044        405,045
                                                            -----------    ----------     ----------
             Total assets                                   $11,539,058    10,413,846     10,049,514
                                                            ===========    ==========     ==========

     Capital expenditures:
       Swiss American Division                              $   241,686            --         42,558
       Royal-Angelus Division                                    60,810       194,775      1,501,562
       Corporate                                                     --           587         13,440
                                                            -----------    ----------     ----------
           Total capital expenditures                       $   302,496       195,362      1,557,560
                                                            ===========    ==========     ==========

     Depreciation and amortization:
        Swiss American Division                             $   201,537       213,892        210,766
        Royal-Angelus Division                                  327,995       352,669        323,925
        Corporate                                                 5,587         5,898          5,105
                                                            -----------    ----------     ----------
             Total depreciation and
              amortization                                  $   535,119       572,459        539,796
                                                            ===========    ==========     ==========

     The Company had major customers during 1997, 1996 and 1995 that accounted for more than 10% of consolidated sales and purchased products, as follows:

                                                                                               ACCOUNTS RECEIVABLE
                      1997                     1996                     1995              BALANCE AT December 31
              --------------------     --------------------     --------------------     -------------------------
Customer        SALES          %         SALES          %         SALES          %          1997           1996
--------      ---------      -----     ---------      -----     ---------      -----     ----------     ----------
A              $7,356,414     24        $7,043,135     24        $3,093,216     13        $807,982       259,433
B               3,275,088     11         3,158,942     11         2,673,067     11              --       318,671
               ==========     ==        ==========     ==        ==========     ==        ========       =======

                              PROVENA FOODS INC.

(12) COMMITMENTS AND CONTINGENCIES

     The following table summarizes future minimum lease commitments required under various noncancelable operating leases:

                                                 AMOUNT
                                                 ------
                    Year ending December 31:
                         1998                     $  379,384
                         1999                        260,114
                         2000                        270,519
                         2001                        114,552
                                                  ----------
                                                  $1,024,569
                                                  ==========

     Rent expense for all leases was approximately $396,000, $387,000 and $388,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

     As of December 31, 1997, 55% of the Company's employees are covered by a collective bargaining agreement which expires March 31, 1998.

     The Company is involved in a legal action arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company.

(13) SELF-INSURED HEALTH BENEFITS

     The Company is self-funded for Company provided health insurance benefits for its nonunion employees. The profit or loss effects of self-insuring cannot be foreseen and may be adverse. The Company has a reinsurance policy which covers claims in excess of $40,000 for any covered individual.

                              PROVENA FOODS INC.

         Schedule II:  Valuation and Qualifying Accounts and Reserves

                 Years ended December 31, 1997, 1996 and 1995

                                                                 DEDUCTIONS:
                                                                -------------
                              BALANCE AT         PROVISION,
                             BEGINNING OF          NET OF       UNCOLLECTIBLE        BALANCE AT
       DESCRIPTION              PERIOD           RECOVERIES       ACCOUNTS          END OF PERIOD
-------------------------    ------------        ----------     -------------       -------------
Allowance for doubtful
 receivables:
   1997                       $    --              36,241        (25,307)            10,934
                               ======              ======         ======             ======

   1996                       $54,700             (43,637)       (11,063)                --
                               ======              ======         ======             ======

   1995                       $17,000              91,212        (53,512)            54,700
                               ======              ======         ======             ======

See accompanying independent auditors' report.