Form 10-Q
period 1998-03-31
PROVENA FOODS INC
filed 1998-04-29
CIK 814139

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

FOR THE QUARTER ENDED MARCH 31, 1998

Commission File Number 1-10741

                              PROVENA FOODS INC.
         (Exact name of registrant as specified in its charter)


                CALIFORNIA                                  95-2782215
--------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. employer identification
              or organization)                              number)


 5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                    91710
--------------------------------------------     ------------------------------
  (Address of principal executive offices)                 (ZIP Code)


                                (909) 627-1082
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X       No
                                ---        ---


The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                          COMMON STOCK  2,876,587

                      1998 Form 10-Q First Quarter Report

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

        Condensed Statements of Income.................................... 1

        Condensed Balance Sheets.......................................... 2

        Condensed Statements of Cash Flows................................ 3

        Notes to Condensed Financial Statements........................... 4

          (1) Basis of Presentation....................................... 4

          (2) Inventories................................................. 4

 2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 4

        Results of Operations............................................. 4

        Swiss American Sausage Co. Meat Division.......................... 4

        Royal-Angelus Macaroni Company Pasta Division..................... 5

        The Company....................................................... 5

        Liquidity and Capital Resources................................... 5

        Year 2000......................................................... 6

                          PART II. OTHER INFORMATION
                          --------------------------

1.  Legal Proceedings..................................................... 6

2.  Changes in Securities................................................. 6

3.  Defaults Upon Senior Securities....................................... 6

4.  Submission of Matters to a Vote of Security Holders................... 6

5.  Other Information..................................................... 7

      Common Stock Repurchase and Sale.................................... 7

      American Stock Exchange Listing..................................... 7

      Cash Dividends Paid................................................. 7

      Management Stock Transactions....................................... 7

6.  Exhibits and Reports on Form 8-K...................................... 7

    Signature............................................................. 7

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS


                              PROVENA FOODS INC.

                        Condensed Statements of Income

                                  (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                       1998           1997

Net sales                                           $7,353,290      6,554,377

Cost of sales                                        6,212,139      5,961,824
                                                     ---------      ---------

        Gross profit                                 1,141,151        592,553

Operating expenses:
   Distribution                                        262,977        217,179
   General and administrative                          302,463        278,519
                                                     ---------        -------

        Operating profit                               575,711         96,855

Interest expense, net                                     (249)       (17,732)
Other income, net                                       35,745         27,424
                                                       -------        -------

        Earnings before income taxes                   611,207        106,547

Income tax expense                                     243,000         42,000
                                                       -------        -------

Net earnings                                        $  368,207         64,547
                                                    ==========        =======

Earnings per share:
   Basic                                            $    .13            .02
                                                    ==========        =======

   Diluted                                          $    .13            .02
                                                    ==========        =======

Weighted average number of shares outstanding:
   Basic                                             2,873,301      2,809,488
                                                     ---------      ---------

   Diluted                                           2,921,584      2,827,894
                                                     ---------      ---------

                              PROVENA FOODS INC.

                           Condensed Balance Sheets


                                                    March 31,     December 31,
                                                      1998           1997
                 Assets                             --------      -----------
                 ------                            (Unaudited)
Current assets:
   Cash and marketable securities                 $   721,733      1,089,957
   Accounts receivable, less allowance for
     doubtful accounts of $22,934 at 1998
     and $10,934 at 1997                            2,593,345      3,112,520
   Inventories                                      2,988,166      2,679,118
   Prepaid expenses                                   182,030         45,460
                                                    ---------      ---------

       Total current assets                         6,485,274      6,927,055
                                                    ---------      ---------

Deferred tax asset                                    100,345        101,279
Property and equipment, net                         4,559,913      4,467,521
Other assets                                           47,343         43,203
                                                    ---------      ---------

                                                  $11,192,875     11,539,058
                                                  ===========     ==========
   Liabilities and Shareholders' Equity
   ------------------------------------

Current liabilities:
   Current portion of long term debt              $     8,460          8,460
   Accounts payable                                   864,713      1,123,820
   Accrued expenses                                   579,476      1,122,068
   Income taxes payable                               241,958         98,545
                                                   ----------     ----------
       Total current liabilities                    1,694,607      2,352,893
                                                   ----------     ----------

Deferred income                                         5,426          7,752
Long-term debt, net of current portion                741,160        743,275

Shareholders' equity:
   Capital stock, no par value; authorized
     10,000,000 shares; issued and out-
     standing 2,876,587 at 1998 and
     2,865,981 at 1997                              4,457,281      4,422,647
   Retained earnings                                4,294,401      4,012,491
                                                   ----------     ----------

       Total shareholders' equity                   8,751,682      8,435,138
                                                   ----------     ----------

                                                  $11,192,875     11,539,058
                                                  ===========     ==========

                              PROVENA FOODS, INC.
                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      ------------------
                                                                                      1998          1997
Cash flows from operating activities:
   Net earnings                                                                       $368,207    64,547
   Adjustments to reconcile net earnings
     to net cash used in operating activities:
       Depreciation and amortization                                                   130,783   154,263
       Provision for bad debts                                                          22,934    12,000
       Decrease in accounts receivable                                                 496,241   215,823
       Increase in inventories                                                        (309,048) (233,338)
       Increase in prepaid expenses                                                   (136,570)  (62,927)
       Increase in other assets                                                         (4,140)   (3,871)
       Increase (decrease) in accounts payable                                        (259,107)  313,578
       Decrease in accrued expenses                                                   (542,592) (541,550)
       Increase (decrease) in income taxes payable                                     143,413    (7,855)
       Decrease in deferred income                                                      (1,392)   (2,327)
                                                                                     ---------   -------
            Net cash used in operating activities                                      (91,271)  (91,657)
                                                                                     ---------   -------
Cash flows from investing activities:
       Additions to property and equipment                                            (223,175) (115,379)
                                                                                     ---------   -------
            Net cash used in operating activities                                     (223,175) (115,379)
                                                                                     ---------   -------
Cash flows from financing activities:
       Net borrowings on note payable to bank                                               --    54,226
       Payments on long term debt                                                       (2,115)   (2,115)
       Proceeds from sale of capital stock                                              34,634    56,442
       Cash dividends paid                                                             (86,297)  (84,491)
                                                                                     ---------   -------
            Net cash provided by (used in)
              financing activities                                                     (53,778)   24,062
                                                                                     ---------   -------
Net decrease in cash and cash equivalents                                             (368,224) (182,974)
Cash and cash equivalents at beginning of period                                     1,089,957   265,529
                                                                                     ---------   -------
Cash and cash equivalents at end of period                                            $721,733    82,555
                                                                                      ========   =======
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                                     $ 14,442    20,133
         Income taxes                                                                 $ 99.589    49,855
                                                                                      ========   =======

                                      -3-

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            March 31, 1998 and 1997
(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------

Inventories at March 31, 1998 (unaudited) and December 31, 1997 consist of:

                                          1998             1997
                                          ----             ----
                 Raw materials         $1,069,411       1,220,151
                 Work-in-process          551,639         674,400
                 Finished goods         1,367,116         784,567
                                        ---------       ---------

                                       $2,988,166       2,679,118
                                        =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations                  Three Months Ended
---------------------                       March 31,
                                     ----------------------
    (Unaudited)                      1998              1997
                                     ----              ----
                                     (amounts in thousands)

Net sales by division:
    SWISS AMERICAN                  $4,592            $4,469
    ROYAL-ANGELUS                    2,761             2,085
                                     -----             -----

                 Total              $7,353            $6,554
                                     =====             =====

Sales in thousands of
  pounds by division:
    SWISS AMERICAN                   3,013             2,909
    ROYAL-ANGELUS                    5,924             4,178

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 3% in dollars and 4% in pounds in the 1st three months of 1998 over the same period in 1997. Sales in dollars increased proportionately less than in pounds because of lower selling prices reflecting lower meat costs. Swiss had a substantial operating profit for the 1st quarter of 1998, up materially over its operating profit for the 1st quarter of 1997. The increased profit flowed from increased margins resulting from lower meat costs, despite lower average selling prices and higher production costs per pound.

Plant employees are represented by United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement which expired March 31, 1998. Negotiations to renew the agreement are in progress and are expected to be successful. There has been no significant labor unrest at the division's plant and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales increased about 32% in dollars and 42% in pounds in the 1st quarter of 1998 compared to the 1st quarter of 1997. The percent increase was lower in dollars than in pounds because of lower average selling prices in response to price competition. Royal's operating profit for the 1st quarter of 1998 was up substantially over its operating profit for the 1st quarter of 1997 because of higher margins resulting from lower production costs per pound on increased volume, despite higher flour costs and lower average selling prices.

The Company
-----------

Company sales were up about 12% and the Company realized a net profit of $368,207 in the 1st quarter of 1998 compared to $64,547 for the 1st quarter of 1997. The improved profitability of the Company resulted from higher margins on higher sales, with both divisions participating in the increased margins and increased sales. Margins in the 1st quarter of 1998 were 15.5% compared to 9% a year ago.

Administrative expense was up about $24,000 for the 1st quarter of 1998 compared to the same period in 1997, an 8.6% increase on a 12% increase in sales, primarily from increased officer payroll. Distribution expense was up about $46,000 or about 21% on a 12% sales increase, because of increased salesmen payroll, salesmen expense and promotional expense at Swiss and increased officer payroll, sales with pre-paid freight and sales commissions at Royal. Net interest expense decreased about $17,500 because of lower borrowing under the bank line, a lower balance on the term loan and interest income on higher cash balances. Other income increased primarily because of a reimbursement from a supplier.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At March 31, 1998, the Company had no borrowings under its $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA. The line was renewed in June 1997, expires on June 1, 1998, and bears interest at a variable rate of 3/8% over prime. The line provides that if a financial covenant is violated, the Company agrees to grant the bank a security interest in receivables, inventories and equipment. The line prohibits mergers, acquisitions, lending, borrowing, guaranteeing, annual capital expenditures over $500,000 and new annual lease obligations over $100,000 and requires a minimum tangible net worth of $7,150,000, a maximum debt to tangible net worth ratio of 0.75, a minimum debt coverage ratio of 1.75, a minimum current ratio of 2.00, profitable operations on a cumulative quarterly basis and a zero balance for 30 days during the term. The Company is not in violation of any financial covenants.

In April 1995, Wells Fargo Bank, NA made a 5 year term loan of $975,000 to the Company to purchase the 2nd Royal building, secured by the building, bearing interest at 2% over the bank's "LIBOR," with a $749,620 balance at March 31, 1998, including the $8,460 current portion. The pasta division occupies 40% of the building and 60% is leased to a tenant.

Cash decreased $368,224 in the 1st quarter of 1998 compared to a decrease of $182,974 in the 1st quarter of 1997, the $185,000 difference resulting from $108,000 more cash used in investing activities and $77,000 more cash used in financing activities. Operating activities used about the same amount of cash as last year, with the increases in cash from greater net earnings, accounts receivable and income taxes payable, absorbed by decreases in cash from accounts payable, inventories and prepaid expenses. Inventories increased from year end but were lower than a year ago. More cash was used in investing for capital expenditures, including production and packaging equipment at Royal and equipment replacement and capitalized costs of a new plant at Swiss. Financing activities used more cash because of less borrowing under the bank line and no exercise of stock options.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the forseeable future, subject to the need to finance a new meat plant. The Company is seeking bank financing to build a new meat plant at an estimated cost in excess of $8,000,000.

The Company has no long term debt except the $749,620 secured by the 2nd Royal building. All of its other assets are unencumbered and could be borrowed against as a source of liquidity if an unforseen need arises.

Year 2000
---------

Many computer programs use only the last two digits of a year to store or process dates, including the accounting programs used by both divisions of the Company. As a result, the programs may treat dates after 1999 as earlier dates than before 2000, which could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company has engaged a computer programmer to correct this defect in the Company's programs and expects the defect will be corrected without material cost before the year 2000. The Company's customers, suppliers and service providers may use computer programs with similar defects, which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

During the 1st three months of 1998 the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 1998 the Company sold 10,606 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $3.27 per share. From inception of the Plan through March 31, 1998, employees have purchased a total of 404,929 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid March 31, 1998 to shareholders of record March 10, 1998.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 1998, except 17 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 25, 1998                                  PROVENA FOODS INC.



                                                       By /s/ Thomas J. Mulroney
                                                         -----------------------
                                                           Thomas J. Mulroney
                                                           Vice President and
                                                         Chief Financial Officer