Form 10-Q
period 1998-06-30
PROVENA FOODS INC
filed 1998-07-31
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

--------------------------------------------------------------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
FOR THE QUARTER ENDED JUNE 30, 1998

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                         CALIFORNIA                                                            95-2782215
-----------------------------------------------------------------     ---------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. employer identification number)

          5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                                              91710
-----------------------------------------------------------------     ---------------------------------------------------------
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

                                Yes X      No
                                   ___       ___


The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                           COMMON STOCK   2,888,320

                              PROVENA FOODS INC.
                     1998 Form 10-Q Second Quarter Report

                               Table of Contents
                               -----------------

Item                                                                                       Page
----                                                                                       ----
                         PART I. FINANCIAL INFORMATION
                         -----------------------------
1. Financial Statements .................................................................... 1
        Condensed Statements of Earnings ................................................... 1
        Condensed Balance Sheets ........................................................... 2
        Condensed Statements of Cash Flows ................................................. 3
        Notes to Condensed Financial Statements ............................................ 4
                (1) Basis of Presentation .................................................. 4
                (2) Inventories ............................................................ 4
                (3) Earnings per Share ..................................................... 4
                (4) Comprehensive Income ................................................... 4
2. Management's Discussion and Analysis of Financial Condition and Results of Operations ... 4
        Results of Operations .............................................................. 4
        Swiss American Sausage Co. Meat Division ........................................... 5
        Royal-Angelus Macaroni Company Pasta Division ...................................... 5
        The Company ........................................................................ 5
        Liquidity and Capital Resources .................................................... 6
        Year 2000 .......................................................................... 7
        Recent Accounting Pronouncements ................................................... 7

                          PART II. OTHER INFORMATION
                          --------------------------

1. Legal Proceedings ....................................................................... 7
2. Changes in Securities ................................................................... 7
3. Defaults Upon Senior Securities ......................................................... 7
4. Submission of Matters to a Vote of Security Holders ..................................... 8
5. Other Information ....................................................................... 8
        Common Stock Repurchase and Sale ................................................... 8
        American Stock Exchange Listing .................................................... 8
        Cash Dividend Paid ................................................................. 8
        Management Stock Transactions ...................................................... 9
6. Exhibits and Reports on Form 8-K ........................................................ 9
   Signature ............................................................................... 9

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                              PROVENA FOODS INC.

                       Condensed Statements of Earnings

                                  (Unaudited)

                                  Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
                               -----------------------    ------------------------
                                  1998         1997          1998          1997

Net sales                      $6,407,691    6,517,624    13,760,981    13,072,001

Cost of sales                   5,546,657    5,936,402    11,758,796    11,898,226
                               ----------    ---------    ----------    ----------

    Gross profit                  861,034      581,222     2,002,185     1,173,775

Operating expenses:
  Distribution                    271,281      227,439       534,258       444,618
  General and administrative      297,244      274,392       599,707       552,911
                               ----------    ---------    ----------    ----------

    Operating income              292,509       79,391       868,220       176,246

Interest expense, net              (1,522)     (20,836)       (1,771)      (38,568)
Other income, net                  31,204       76,722        66,949       104,146
                               ----------    ---------    ----------    ----------
    Earnings before
      income taxes                322,191      135,277       933,398       241,824

Income tax expense                128,000       53,200       371,000        95,200
                               ----------    ---------    ----------    ----------

Net earnings                   $  194,191       82,077       562,398       146,624
                               ==========    =========    ==========    ==========

Earnings per common share:
  Basic                        $      .07          .03           .20           .05
                               ==========    =========    ==========    ==========

  Diluted                      $      .07          .03           .19           .05
                               ==========    =========    ==========    ==========

Weighted average number of
  common shares outstanding:
    Basic                       2,884,742    2,830,264     2,879,053     2,819,934
                               ----------    ---------    ----------    ----------
    Diluted                     2,933,913    2,830,967     2,924,088     2,822,964
                               ----------    ---------    ----------    ----------


           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets

                                                         June 30,     December 31,
                        Assets                             1998          1997
                        ------                         -----------    ------------
                                                       (Unaudited)
Current assets:
  Cash and marketable securities                       $ 1,890,192       1,089,957
  Accounts receivable, less allowance for doubtful
    accounts of $28,934 at 1998 and $10,934 at 1997      1,866,745       3,112,520
  Inventories                                            2,507,609       2,679,118
  Prepaid expenses                                         101,678          45,460
  Income taxes receivable                                   50,042              --
                                                       -----------    ------------

    Total current assets                                 6,416,266       6,927,055
                                                       -----------    ------------

Deferred tax asset                                          99,411         101,279
Property and equipment, net                              4,537,646       4,467,521
Other assets                                                46,230          43,203
                                                       -----------    ------------

                                                       $11,099,553      11,539,058
                                                       ===========    ============

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Current portion of long-term debt                    $     8,460    $      8,460
  Accounts payable                                         705,313       1,123,820
  Accrued expenses                                         745,004       1,122,068
  Income taxes payable                                          --          98,545
                                                       -----------    ------------

    Total current liabilities                            1,458,777       2,352,893
                                                       -----------    ------------

Deferred income                                              3,099           7,752
Long-term debt, less current portion                       739,045         743,275

Shareholders' equity:
  Capital stock, no par value, authorized 10,000,000
    shares; issued and outstanding 2,888,320 at 1998
    and 2,865,981 at 1997                                4,496,690       4,422,647
  Retained earnings                                      4,401,942       4,012,491
                                                       -----------    ------------

    Total shareholders' equity                           8,898,632       8,435,138
                                                       -----------    ------------

                                                       $11,099,553      11,539,058
                                                       ===========    ============

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                           1998        1997
Cash flows from operating activities:
  Net earnings                                          $  562,398    146,624
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                         273,907    308,527
     Provision for bad debts                                28,934     24,000
     Decrease (increase) in accounts receivable          1,216,841       (617)
     Decrease in inventories                               171,509    203,796
     Increase in income taxes receivable                   (50,042)   (14,195)
     Increase in prepaid expenses                          (56,218)   (33,857)
     Increase in other assets                               (3,027)      (290)
     Increase (decrease) in accounts payable              (418,507)   112,600
     Decrease in accrued expenses                         (377,064)  (657,242)
     Decrease in income taxes payable                      (98,545)   (24,460)
     Decrease in deferred income                            (4,653)    (4,653)
                                                        ----------    -------

       Net cash provided by
         operating activities                            1,245,533     60,233
                                                        ----------    -------

Cash flows from investing activities:
  Addition to property and equipment                      (342,164)  (150,505)
                                                        ----------    -------

       Net cash used in investing activities              (342,164)  (150,505)
                                                        ----------    -------

Cash flows from financing activities:
  Payments on note payable to bank                          (4,230)    (4,230)
  Proceeds from sale of capital stock                       74,043     93,507
  Cash dividends paid                                     (172,947)  (169,558)
                                                        ----------    -------

       Net cash used in financing activities              (103,134)   (80,281)
                                                        ----------    -------

Net increase (decrease) in cash and cash equivalents       800,235   (170,553)
Cash and cash equivalents at beginning of period         1,089,957    265,529
                                                        ----------    -------

Cash and cash equivalents at end of period              $1,890,192     94,976
                                                        ==========    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $   28,877     40,866
    Income taxes                                        $  519,589    133,855

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            June 30, 1998 and 1997
(1) Basis of Presentation
-------------------------
The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------
Inventories at June 30, 1998 (unaudited) and December 31, 1997 consist of:

                                                    1998                             1997
                                                    ----                             ----
                      Raw materials             $  776,315                        1,220,151
                      Work-in-process              523,669                          674,400
                      Finished goods             1,207,625                          784,567
                                                ----------                       ----------
                                                $2,507,609                       $2,679,118
                                                ==========                       ==========

(3) Earnings per Share
----------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(4) Comprehensive Earnings
--------------------------
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations                           Three Months Ended                            Six Months Ended
---------------------                               June 30,                                    June 30,
                                              ---------------------                         --------------------
     (Unaudited)                               1998           1997                           1998          1997
                                                                      (amounts in thousands)
Net sales by division:
       SWISS AMERICAN                         $4,335         $4,508                         $ 8,927      $ 8,977
       ROYAL-ANGELUS                           2,073          2,010                           4,834        4,095
                                              ------         ------                         -------      -------
                Total                         $6,408         $6,518                         $13,761      $13,072
                                              ======         ======                         =======      =======
Sales in thousands of
   pounds by division:
       SWISS AMERICAN                          2,986          2,910                           5,999        5,819
       ROYAL-ANGELUS                           4,222          4,451                          10,146        8,629

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division decreased about 1% in dollars but increased 3% in pounds in the 1st six months of 1998 and decreased 4% in dollars but increased 3% in pounds in the 2nd quarter of 1998, compared to the same periods of 1997. Sales in dollars declined while sales in pounds rose because of lower selling prices on lower meat costs. The increases in sales in pounds reflect modest growth at Swiss and Swiss's operating profit and margins were up for both the 1st half and 2nd quarter of 1998, compared to those periods of 1997.

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

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales increased about 18% in both dollars and pounds in the 1st half of 1998 and increased 3% in dollars but decreased 5% in pounds in the 2nd quarter of 1998, compared to the same periods of 1997. The decreased sales in pounds in the 2nd quarter reflect price competition resulting from increasing industry capacity. Royal's government contract sales were down in the 2nd quarter of 1998 compared to the 2nd quarter of last year because Royal was under-bid. The result was a lower proportion of high volume-low priced sales. Sales in dollars increased on higher average selling prices. Royal's operating profit and margins were up for the 1st half and 2nd quarter of 1998 over those periods of 1997.

The Company
-----------

Company sales were up 5% in the 1st half of 1998 compared to the 1st half of 1997 but were down 2% in the 2nd quarter of 1998 compared to the 2nd quarter of 1997. The decrease in sales in dollars in the 2nd quarter resulted from lower sales in dollars on lower meat costs at Swiss in spite of increased sales in pounds, operating profits and margins at Swiss. Net earnings for the 1st half of 1998 were $562,398 compared to $146,624 a year ago and earnings for the 2nd quarter of 1998 were $194,191 compared to $82,077 a year ago. Margins for the 1st half of 1998 were 14.6% compared to 9% a year ago. Margins of 13.4% for the 2nd quarter of 1998 were up from 8.9% for the 2nd quarter of 1997. Both divisions contributed to the increases in earnings and margins for the 1st half and 2nd quarter.

General and administrative expense was up about $47,000 for the 1st half of 1998 compared to the same period in 1997, primarily from increased officer payroll. Distribution expense was up about $90,000 or 20% on a 5% sales increase, because of increased salesmen payroll, salesmen expense and promotional expense at Swiss and increased officer payroll, sales with pre-paid freight and sales commissions at Royal. Net interest expense decreased $37,000 because of the absence of borrowing under the bank line, a lower balance on the term loan and interest income on higher cash balances. Other income decreased $37,000 because a $45,024 state reimbursement for the 1991 removal of a gasoline storage tank was included in last year's 1st half.

Liquidity and Capital Resources
-------------------------------

The Company has accepted a proposal from Comerica Bank-California to provide a credit facility for the Company's financial needs. The proposal is to provide a $2,000,000 line of credit, an up to $750,000 term loan on the 2nd pasta building, an up to $8,000,000 term loan on the new meat plant, an up to $1,000,000 term loan for equipment at the new meat plant, and an up to $1,200,000 term loan for a new pasta line. All parts of the credit facility would be secured by all of the Company's assets. The proposal is subject to legal review for the bank, appraisals, execution of loan documents and other material conditions.

The Company has opened an escrow to purchase a 5.3 acre parcel of land in the city of Lathrop, county of San Joaquin, California, for a purchase price of $484,821, as the site for a new meat plant. Acquisition of the parcel is conditioned upon title, governmental approval of plans and specifications, a building permit and other material conditions.

The Company has selected a contractor and entered into an agreement with the contractor and a developer to build the new meat plant. Commencement and completion of construction is subject to acquisition of the site, preparation of final plans, final agreement on a construction price and other material conditions.

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. The Company has a $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA, which expired June 1, 1998 and was extended on an interim basis to September 1, 1998. The Company has had no borrowings under the line for over a year. The Company also has a term loan with Wells Fargo Bank, NA with a balance of $747,505 at June 30, 1998 secured by the 2nd Royal building, which is occupied 40% by the pasta division and 60% by a tenant. The Company intends to prepay the term loan in full without penalty on July 31, 1998, using funds on hand.

Cash increased $800,235 during the 1st half of 1998 compared to a $170,553 decrease a year ago, the difference resulting primarily from increased cash provided by operating activities, reduced by more cash used in investing and financing activities. Operating activities produced more cash because of increased net earnings and a large decrease in accounts receivable, supplemented by a smaller decrease in accrued expenses and partially offset by a decrease in accounts payable. At the end of 1997, accounts receivable were high because of a 4th quarter surge in sales and were lower at the end of the 2nd quarter of 1998 because of a more moderate level of sales. Inventories have declined slightly since year end. More cash was used in investing for capital expenditures, including production and packaging equipment at Royal and equipment replacement and capitalized costs of a new plant at Swiss. Financing activities used more cash primarily because more stock options were exercised last year.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including the financing of a new meat plant, assuming the proposed credit facility is implemented.

The Company has no long-term debt except the $747,505 secured by the 2nd Royal building. All of its other assets are currently unencumbered.

Year 2000
---------

Many computer programs use only the last two digits of a year to store or process dates, including the accounting programs used by both divisions of the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000, which could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company has engaged a computer programmer to correct this defect in the Company's programs and expects the defect will be corrected without material cost before the year 2000. The Company's customers, suppliers and service providers may use computer programs with similar defects, which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for interim financial statements beginning 1999 and for other financial statements beginning 1998. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of these Standards, in the opinion of management, will not have a material effect on the information presented.


                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS  No significant litigation.

ITEM 2. CHANGES IN SECURITIES  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 21, 1998, at 11:00 a.m. at the Company's principal office. Shareholders representing 2,733,103 or 95.1% of the 2,876,587 shares entitled to vote were present in person or by proxy, with 11,445 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

                                                                                            Without
                    Nominee                For                Withheld                     Authority
                    -------                ---                --------                     ---------
              John D. Determan         2,723,403                7,200                        2,500
              Theodore L. Arena        2,730,603                 -0-                         2,500
              Ronald A. Provera        2,729,003                1,600                        2,500
              Santo Zito               2,730,603                 -0-                         2,500
              Thomas J. Mulroney       2,730,603                 -0-                         2,500
              Louis A. Arena           2,730,403                  200                        2,500
              Joseph W. Wolbers        2,730,603                 -0-                         2,500
              John M. Boukather        2,722,003                8,600                        2,500

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st half of 1998 under its stock repurchase program.

During the 1st half of 1998 the Company sold 19,181 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $3.98 per share. From inception of the Plan through June 30, 1998, employees have purchased a total of 413,504 shares. In addition, during the 1st half of 1998, Incentive Stock Options were exercised to purchase 6,000 newly issued shares of common stock at the exercise price of $2.25 per share, for which the Company received 2,842 shares in payment of the exercise price at a fair market value of $4.75 per share.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid June 30 to shareholders of record June 10, 1998.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 2nd quarter of 1998, except 12 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 1998                     PROVENA FOODS INC.

                                        By /s/ Thomas J. Mulroney
                                           ------------------------
                                              Thomas J. Mulroney
                                              Vice President and
                                            Chief Financial Officer