Form 10-Q
period 1998-09-30
PROVENA FOODS INC
filed 1998-11-10
CIK 814139

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1998

Commission File Number 1-10741


                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                       CALIFORNIA                                                95-2782215
________________________________________________________________   _______________________________________
 (State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification number)


          5010 EUCALYPTUS AVENUE, CHINO, CALIFORNIA                                91710
________________________________________________________________   ______________________________________
          (Address of principal executive offices)                              (ZIP Code)

                                             (909) 627-1082
_________________________________________________________________________________________________________
                           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X                 No
                                     ___                   ___


The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

                           COMMON STOCK    2,899,822

                              PROVENA FOODS INC.

                      1998 Form 10-Q Third Quarter Report

                               Table of Contents
                               -----------------


Item                                                                        Page
----                                                                        ----
                         PART I. FINANCIAL INFORMATION
                         -----------------------------

 1.  Financial Statements...............................................      1

         Condensed Statements of Earnings...............................      1

         Condensed Balance Sheets.......................................      2

         Condensed Statements of Cash Flows.............................      3

         Notes to Condensed Financial Statements........................      4

 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................      5

         Results of Operations..........................................      5

         Swiss American Sausage Co. Meat Division.......................      5

         Royal-Angelus Macaroni Company Pasta Division..................      5

         The Company....................................................      6

         Liquidity and Capital Resources................................      6

         Year 2000......................................................      8

         Recent Accounting Pronouncements...............................      8


                          PART II. OTHER INFORMATION
                          --------------------------

 1.  Legal Proceedings..................................................      8

 2.  Changes in Securities..............................................      8

 3.  Defaults Upon Senior Securities....................................      8

 4.  Submission of Matters to a Vote of Security Holders................      8

 5.  Other Information..................................................      8

         Common Stock Repurchase and Sale...............................      8

         American Stock Exchange Listing................................      9

         Cash Dividend Paid.............................................      9

         Management Stock Transactions..................................      9


 6.  Exhibits and Reports on Form 8-K...................................      9

         Signature......................................................      9


                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS


                              PROVENA FOODS INC.

                       Condensed Statements of Earnings
                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------    ----------------------
                                   1998        1997          1998       1997
Net sales                       $5,867,974   8,126,492    19,628,955  21,198,493

Cost of sales                    5,172,059   6,980,219    16,930,855  18,878,445
                                ----------   ---------    ----------  ----------

      Gross profit                 695,915   1,146,273     2,698,100   2,320,048

Operating expenses:
  Distribution                     269,480     239,028       803,738     683,646
  General and administrative       319,684     247,791       919,391     800,702
                                ----------   ---------    ----------  ----------

      Operating income             106,751     659,454       974,971     835,700

Interest income (expense), net      12,500     (11,795)       10,729     (50,363)
Other income, net                  519,056     149,461       586,005     253,607
                                ----------   ---------    ----------  ----------

      Earnings before
        income taxes               638,307     797,120     1,571,705   1,038,944

Income tax expense                 255,000     317,800       626,000     413,000
                                ----------   ---------    ----------  ----------

Net earnings                    $  383,307     479,320       945,705     625,944
                                ==========   =========    ==========  ==========

Earnings per share:
  Basic                         $      .13         .17           .33         .22
                                ==========   =========    ==========  ==========

  Diluted                       $      .13         .17           .32         .22
                                ==========   =========    ==========  ==========

Shares used in computing
 earnings per share:
  Basic                          2,895,422   2,845,379     2,884,569   2,828,509
                                ----------   ---------    ----------  ----------

  Diluted                        2,918,484   2,845,736     2,923,639   2,829,584
                                ----------   ---------    ----------  ----------


           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets

                                                            September 30,     December 31,
                    Assets                                      1998             1997
                    ------                                  --------------     ------------
                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                $ 1,259,062         1,089,957
   Accounts receivable, trade, less allowance for doubtful
     accounts of $50,205 at 1998 and $10,934 at 1997          1,787,069         3,112,520
   Other receivables                                          1,081,464            --
   Inventories                                                1,743,244         2,679,118
   Prepaid expenses                                              74,767            45,460
   Income taxes receivable                                        5,042            --
                                                             ----------        -----------

       Total current assets                                   5,950,648         6,927,055
                                                             ----------        -----------

Deferred tax asset                                               98,477           101,279
Property and equipment, net                                   5,057,784         4,467,521
Other assets                                                     36,960            43,203
                                                             ----------       -----------
                                                            $11,143,869        11,539,058
                                                             ==========       ===========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
   Current portion of long-term debt                        $     --                8,460
   Accounts payable                                             965,813         1,123,820
   Accrued expenses                                             943,598         1,122,068
   Income taxes payable                                           --               98,545
                                                             ----------       -----------
        Total current liabilities                             1,909,411         2,352,893
                                                             ----------       -----------
Deferred income                                                     773             7,752
Long-term debt, less current portion                              --              743,275

Shareholders' equity:
   Capital stock, no par value, authorized 10,000,000
      shares; issued and outstanding 2,899,822 at 1998
      and 2,865,981 at 1997                                   4,535,431         4,422,647
   Retained earnings                                          4,698,254         4,012,491
                                                             ----------       -----------
       Total shareholders' equity                             9,233,685         8,435,138
                                                             ----------       -----------
                                                            $11,143,869        11,539,058
                                                             ==========       ===========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                           -----------------------
                                                           1998               1997
Cash flows from operating activities:
   Net earnings                                       $  945,705            625,944
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                      387,658            431,273
      Provision for bad debts                             50,205             36,000
      Decrease (increase) in accounts receivable       1,275,246         (1,295,129)
      Increase in other receivables                   (1,081,464)             --
      Decrease in inventories                            935,874            136,882
      Increase in income taxes receivable                 (5,042)             --
      Increase in prepaid expenses                       (29,307)           (30,153)
      Decrease in other assets                             6,243              3,071
      Increase (decrease) in accounts payable           (158,007)           471,986
      Decrease in accrued expenses                      (178,470)          (137,141)
      Increase (decrease) in income taxes payable        (98,545)            24,145
      Decrease in deferred income                         (6,979)            (6,979)
                                                       ---------          ---------
          Net cash provided by operating activities    2,043,117            259,899
                                                       ---------          ---------

Cash flows from investing activities:
   Addition to property and equipment                   (975,119)          (165,583)
                                                       ---------          ---------
          Net cash used in investing activities         (975,119)          (165,583)
                                                       ---------          ---------

Cash flows from financing activities:
   Payments on note payable to bank                     (751,735)          (206,345)
   Proceeds from sale of capital stock                   112,784            129,458
   Cash dividends paid                                  (259,942)          (255,070)
                                                       ---------          ---------
          Net cash used in financing activities         (898,893)          (331,957)
                                                       ---------          ---------
Net increase (decrease) in cash and cash equivalents     169,105           (237,641)
Cash and cash equivalents at beginning of period       1,089,957            245,205
                                                       ---------          ---------
Cash and cash equivalents at end of period            $1,259,062              7,564
                                                       =========          =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                         $   33,795             58,623
     Income taxes                                     $  729,589            388,855
                                                       =========           ========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                          September 30, 1998 and 1997

(1)  Basis of Presentation
---------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statement prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at September 30, 1998 (unaudited) and December 31, 1997 consist of:

                                        1998                1997
                                        ----                ----
              Raw materials         $  343,738          1,220,151
              Work-in-process          101,506            674,400
              Finished goods         1,298,000            784,567
                                    ----------          ---------
                                    $1,743,244          2,679,118
                                    ==========          =========

(3)  New Accounting Standards
-----------------------------

Effective December 31, 1997 and January 1, 1998, respectively, the Company adopted Statements of Financial Accounting Standards No. 128, "Earnings per Share" and No. 130, "Reporting Comprehensive Income."

(4)  Industrial Development Bonds
---------------------------------

On October 7, 1998, $4,000,000 of industrial development bonds maturing October 1, 2023 were issued, producing $3,909,485 of net proceeds for acquisition and construction of the Company's new meat plant. The Company is obligated to pay principal and interest on the bonds, supported by a $4,060,000 letter of credit issued by Comerica Bank-California expiring October 15, 2003. The letter of credit is secured by substantially all of the Company's assets and the Company is obligated to maintain a like letter of credit for the term of the bonds. The bonds are initially demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate, initially 3.15% per annum and currently 2.9%. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year.

(5)  Meat Plant Fire Loss
-------------------------

The August 1, 1998 fire at the Company's main meat plant destroyed $1,002,516 net book value of inventory and $474,835 net book value of equipment and leasehold improvements. The Company has recognized $2,081,465 of insurance claim proceeds included in other receivables on the balance sheet, reduced by $1,000,000 paid by the insurance company toward the claims. Included in other income is $494,194 of the proceeds for business interruption in August and September 1998. The business interruption claims are ongoing and there has been no final settlement of any of the claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                               Three Months Ended            Nine Months Ended
Results of Operations             September 30,                 September 30,
---------------------          -------------------          --------------------
     (Unaudited)                 1998        1997            1998         1997
                                            (amounts in thousands)

Net sales by division:
    SWISS AMERICAN              $3,594      $5,852          $12,521      $14,829
    ROYAL-ANGELUS                2,274       2,274            7,108        6,369
                                ------      ------          -------      -------
        Total                   $5,868      $8,126          $19,629      $21,198
                                ======      ======          =======      =======

Sales in thousands of
  pounds by division:
    SWISS AMERICAN               2,514       3,784            8,513        9,602
    ROYAL-ANGELUS                4,587       5,314           14,733       13,944



Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division for the 1st nine months of 1998 decreased about 16% in dollars and about 11% in pounds, and for the 3rd quarter of 1998 decreased 39% in dollars and 34% in pounds, compared to the same periods of 1997. Sales in dollars have decreased proportionately more than in pounds because of lower selling prices on lower meat costs. Swiss was experiencing modest growth and increased profits until the August 1, 1998 fire destroyed its main meat plant. Swiss is having some success purchasing product from other suppliers for its customers, but has operated at a loss since the fire and realized a pre-tax profit for the 3rd quarter of 1998 only after taking into account the benefits of business interruption insurance. Completion of the new meat plant is scheduled for the 1st half of 1999. The annual cost to Swiss of the new meat plant will exceed the annual cost of its old meat plant, and reduced volume because of the fire will increase the difficulty of building the volume at the new plant to profitable levels.

Plant employees are represented by United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed October 2, 1998 effective April 1, 1998 to expire March 31, 2002. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales in the 1st nine months of 1998 increased about 12% in dollars and 6% in pounds, and in the 3rd quarter of 1998 were level in dollars but decreased 14% in pounds, compared to the same periods of 1997. Sales in pounds have decreased in both the 2nd and 3rd quarters of 1998, reflecting competition resulting from increasing industry capacity. Sales in dollars have benefitted from a lower proportion of high volume-lower priced sales, resulting in higher average selling prices. Royal's operating profits and margins for the 1st nine months and the 3rd quarter of 1998 were higher than for the same periods of 1997.

The Company
-----------

Company sales for the 1st nine months of 1998 were down about 7% and for the 3rd quarter of 1997 were down about 28%, compared to the same periods of 1997, the declines resulting from decreased sales at Swiss after the plant fire. Net earnings for the 1st nine months of 1998 were $945,705 compared to $625,944 last year, and net earnings for the 3rd quarter were $383,307 compared to $479,320 a year ago. Margins increased to 13.7% from 10.9% for the 1st nine months but decreased to 11.8% from 14.1% for the 3rd quarter, comparing the same periods this year to last. Margins for both periods of 1998 were reduced by decreased margins at Swiss since the fire.

General and administrative expense was up about $119,000 for the 1st nine months of 1998 compared to the same period in 1997, due to increased officer and clerical payroll and financial printing costs. Distribution expense was up about $120,000 for the nine months because of increased salesmen payroll, salesmen expense and promotional expense at Swiss and increased officer payroll, sales with pre-paid freight and sales commissions at Royal. Net interest changed from an expense to income because of the absence of borrowing under the bank line, a lower balance on the term loan, prepayment of the term loan and interest income on higher cash balances. Other income increased because of recognition of business interruption insurance proceeds compared to a reimbursement for removal of a storage tank in last year's 1st nine months.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under a bank line of credit. The Company had a $2,000,000 unsecured bank line of credit with Wells Fargo Bank, NA which was replaced by a $2,000,000 line of credit with Comerica Bank-California on September 1, 1998. The Company has had no borrowings under either line for over 15 months. The Company also had a term loan with Wells Fargo Bank, NA secured by the 2nd Royal building with a balance of $747,505 at June 30, 1998, which the Company prepaid on July 31, 1998, using funds on hand.

The Comerica line of credit is part of a credit facility proposed by Comerica for the Company's financial needs, including the need to finance the acquisition and construction of a new meat plant. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over Comerica's cost of funds or 0.25% under its "Base Rate." Also as part of the credit facility. Comerica has issued a $4,060,000 letter of credit securing payment of principal and interest on $4,000,000 of industrial revenue bonds issued October 7, 1998 and maturing October 1, 2023. The net proceeds of the bonds are to be used for the new meat plant and the Company is obligated to pay principal and interest on the bonds. The letter of credit expires October 15, 2003 and Comerica is not obligated to renew the letter of credit, but the Company is obligated to maintain a like letter of credit until the bonds mature.

The bonds are demand obligations which prior to maturity are repurchased at the option of a holder and remarketed. They bear a variable rate of interest payable monthly and set weekly at the minimum rate at which the bonds can be sold at par. The current rate of interest on the bonds is 2.9% per annum. The Company also pays Comerica 1.5% per annum of the amount of the letter of credit and pays administrative fees of the bond trustee estimated at 0.5% per annum of the bond principal. The Company has the option to convert the bonds to bonds with principal payable only at maturity and interest payable semi-annually at a fixed rate set at the minimum rate of interest at which the converted bonds can be sold at par. Upon conversion, all outstanding bonds are purchased at par and the converted bonds are remarketed.

The proposed credit facility also contemplates an up to $1,200,000 term loan for a new pasta line, an additional $4,000,000 term loan for completion of the new meat plant and an up to $1,000,000 term loan for equipment at the new meat plant. All parts of the credit facility are or will be secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which are otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.90, and cash flow coverage greater than 1.30.

On September 30, 1998, the Company purchased a 5.3 acre parcel of land in the city of Lathrop, county of San Joaquin, California, for a purchase price of $484,821 plus fees and commissions, as the site for the new meat plant. Construction of the approximately 85,000 square foot building to house the new meat plant has commenced. The estimated cost of acquisition and construction of the new meat plant is currently over $8,500,000, including over $3,800,000 for general construction by A.P. Thomas Construction, Inc., the general contractor, over $3,300,000 for electrical, refrigeration, and specialty installations by other contractors under direct contract with the Company and the balance primarily for site cost, developer fees, commissions, utility fees, and architectural and engineering fees.

Cash increased $169,105 during the 1st nine months of 1998 compared to a $237,641 decrease a year ago, the difference resulting primarily from increased cash provided by operating activities, reduced by more cash used in investing and financing activities. Operating activities produced more cash because of increased earnings, a large decrease in accounts receivable compared to a large increase last year and a large decrease in inventories, offset by a large increase in other receivables and decreases in accounts payable and income taxes payable versus increases the prior year. Other receivables increased because of a large insurance receivable as the result of the fire. The insurance receivable is a recognition of unpaid insurance proceeds, reasonably certain to be payable in the opinion of management. The insurance company has paid $1,000,000 toward fire claims for loss of inventory, leasehold improvements and equipment, demolition and interruption of business. Inventories have declined since year end because of reduced inventories at Swiss as a result of the fire. More cash was used in investing for capital expenditures, including production and packaging equipment at Royal and equipment replacement and land purchase, progress payments and other capitalized costs of a new plant at Swiss.
Financing activities used more cash because of prepayment of the term loan.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including the financing of a new meat plant, assuming the proposed credit facility is fully implemented.

Year 2000
---------

     Many computer programs use only the last two digits of a year to store or process dates, including the accounting programs used by both divisions of the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000, which could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company has engaged a computer programmer to correct this defect in the Company's programs and expects the defect will be corrected without material cost before the year 2000. The Company will be able to manually perform the tasks affected without a material adverse effect on the Company's operations, if the defect is not corrected. The Company's customers, suppliers and service providers may use computer programs with similar defects, which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

     The Company did not purchase any of its shares during the 1st nine months of 1998 under its stock repurchase option.

     During the 1st nine months of 1998 the Company sold 30,683 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $3.80 per share. From inception of the Plan through September 30, 1998, employees have purchased a total of 425,006 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividend Paid
------------------

A cash dividend of $0.03 per share was paid September 30, 1998 to shareholders of record September 10, 1998.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 3rd quarter of 1998, except 13 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program and 4,500 shares purchased by Joseph W. Wolbers, director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) The Company filed Forms 8-K dated August 1, 1998 regarding the meat plant fire and October 7, 1998 regarding the issuance of industrial revenue bonds for a new meat plant.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 5, 1998                       P R O V E N A  F O O D S  I N C.


                                               By /s/ Thomas J. Mulroney
                                                  ------------------------------
                                                      Thomas J. Mulroney
                                                      Vice President and
                                                    Chief Financial Officer