Form 10-K
period 1998-12-31
PROVENA FOODS INC
filed 1999-03-18
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
--------------------------------------------------------------------------------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                        California                                                                   95-2782215
-------------------------------------------------------------                         ---------------------------------------
(State or other jurisdiction of incorporation or organization)                        (I.R.S. employer identification number)

       5010 Eucalyptus Avenue, Chino, California                                                      91710
-------------------------------------------------------------                         ---------------------------------------
       (Address of principal executive offices)                                                     (ZIP code)

                                (909) 627-1082
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

    Title of each class               Name of each exchange on which registered
-----------------------------         -----------------------------------------
      COMMON STOCK                            AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the act:  None
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                -----      -----

     The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 20, 1999 was $8,402,993.

     The number of shares of Provena Foods Inc. Common Stock outstanding on February 20, 1999 was 2,922,780.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                              PROVENA FOODS INC.

                         1998 FORM 10-K ANNUAL REPORT

                               Table of Contents

Item                                                                                                     Page
----                                          PART 1                                                     ----
                                              ------
1.   Business ............................................................................................ 1

2.   Properties .......................................................................................... 4

3.   Legal Proceedings ................................................................................... 5

4.   Submissions of Matters to a Vote of Security Holders ................................................ 5

                                              PART 11
                                              -------

5.   Market for the Registrant's Common Stock and Related Stockholder Matters ............................ 5

6.   Selected Financial Data ............................................................................. 7

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ............... 8

8.   Financial Statements and Supplementary Data ......................................................... 11

9.   Disagreements on Accounting and Financial Disclosure ................................................ 11

                                              PART 111
                                              --------

10.  Directors and Executive Officers of the Registrant .................................................. 11

11.  Executive Compensation .............................................................................. 12

12.  Security Ownership of Certain Beneficial Owners and Management ...................................... 14

13.  Certain Relationships and Related Transactions ...................................................... 14

                                              PART IV
                                              -------

14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K ................................... 15

                                             -------------

     Signatures .......................................................................................... 16

                                    PART 1
                                    ------
ITEM 1. BUSINESS

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

     The Company's meat processing business is conducted through the Swiss American Sausage Co. Division ("Swiss American" or "Swiss"), and its pasta business is conducted through the Royal-Angelus Macaroni Company Division ("Royal-Angelus" or "Royal"). The Company acquired its present businesses between 1972 and 1975. The predecessor of Swiss was founded in 1922 and the two predecessors to Royal, Royal Macaroni Company and Angelus Macaroni Mfg. Co., were founded in 1878 and 1946, respectively. The Company was incorporated in 1972 in California with an initial capitalization of approximately $212,000.

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

Swiss American Sausage Co. Meat Division
----------------------------------------

     During the years ended December 31, 1998 and 1997, sales by Swiss accounted for 62.7% and 69.3%, respectively, of the Company's net sales. The Company's processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U.S. Government. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

     Swiss competes with numerous producers of processed meats, many of which are larger and have greater financial resources than the Company. Swiss's competitors include large national meat packers such as Hormel Foods Corporation, as well as smaller regional meat processors. Pizza processors that manufacture their own meat products diminish the market for Swiss's products. The Company competes in the meat processing business by emphasizing predictable quality and consistency.

     The meat processing activities of the Company were conducted at its facilities in San Francisco, California, until the main plant was destroyed by a fire on August 1, 1998. A new Company meat plant is under construction in Lathrop, California, scheduled for completion in the 1st half of 1999. The Company estimates the theoretical production capacity of its San Francisco plant was 27,000,000 pounds per year. The Company did not have space within its San Francisco plant to increase its capacity, but the plant's capacity was adequate for the contemplated needs of Swiss. The new plant is intended to be a higher production capacity plant with the capability of expansion. See ITEM 2. PROPERTIES.

     The meat processing activities of Swiss are typified by its processing of pepperoni, its principal product, which consists of the following steps: (i) the purchase of beef and pork trimmings with a guaranteed lean content; (ii) the blending of the meat into the Company's meat product while carefully controlling the consistency and content of the product; (iii) the addition of spices and preservatives to the product; (iv) the extrusion of the product into sausage casings; (v) the oven cooking of the product in the casings; and (vi) the drying of the cooked product. Throughout the production process, the Company subjects its meat products to quality control inspection for the purposes of satisfying U.S. Department of Agriculture regulations, meeting customer specifications and assuring a consistent quality of the products to the Company's customers.

     In addition to pepperoni and sausage, the Company processes a relatively small amount of other meat products, including crumbles which are quick-frozen nuggets of a pre-cooked meat product, such as the sausage on a sausage pizza. The crumbles line extrudes the ground and blended ingredients into nuggets which are cooked and quick-frozen in one continuous operation.


Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

     During the years ended December 31, 1998 and 1997, sales by Royal-Angelus accounted for 37.3% and 30.7%, respectively, of the Company's net sales. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

     Royal's food processor and canner customers use the Company's pasta to produce retail products in which pasta is an ingredient, such as pasta salads, soups and entrees. Royal's private label customers are regional and national food suppliers that sell pasta under their own labels, purchased in bulk from the Company or packaged by the Company. Royal's food service distributor customers supply pasta to restaurants, institutional purchasers, and some retail establishments. The Company also sells its pasta products to government agencies, the military, schools and other pasta manufacturers.

     Beginning in the latter part of 1987, the Company's pasta products have been produced at Royal-Angelus' production plant in Chino, California. In April 1995, the Company purchased a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 2001. The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year, adequate for the foreseeable production needs of Royal.

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

      Since August 1, 1998, when fire destroyed the main meat plant, the meat division has attempted to maintain volume until the new meat plant is operational by purchasing products from other suppliers for its customers, but the meat division's sales have been almost $1,000,000 per month lower since the fire. Business interruption insurance, to a large extent, covers the increased cost of purchasing from suppliers.


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

     The Company is able to contract to fixed prices for delivery of domestic beef and pork up to 30 days in advance, imported beef and sometimes pork up to 90 days in advance, and flour up to 90 days or more in advance. The Company generally covers its committed sales by purchasing commodities at fixed prices for future delivery, but is subject to the risk of commodity price fluctuations when in contracts for sales beyond the period it can cover or when it orders commodities in anticipation of sales.

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

Marketing and Distribution
--------------------------

      The Company's processed meat and pasta products have been marketed primarily by the Company's management personnel, food brokers, and four full-time salaried sales people. Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.

Dependency on a Limited Number of Large Customer
------------------------------------------------

      A substantial portion of the Company's revenues has in recent years resulted from sales to a few customers. See Note 11 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 1998:



                              Number of          Division    Company
             Division         Customers          Sales%      Sales%
             --------         ---------          ------      ------
            Swiss American        3                54%         34%
            Royal-Angelus         1                13%          5%
                                 ---                           ---
                  Totals          4                            39%

      The Company fills orders as they are received from its customers, normally within a few weeks or less, and does not have a meaningful backlog of orders for its products. The Company carries significant inventories of its products for only a few major customers, and does not provide extended payment terms to customers.

Food Industry Risks
-------------------

      The business of the Company is subject to the risks inherent in the food industry, including the risks that a food product or ingredient may be banned or its use limited or declared unhealthful, that product tampering or contamination will require a recall or reduce sales of a product, or that a product's acceptability will diminish because of generally perceived health concerns or changes in consumer tastes.

Employees
---------

     As of December 31, 1998, the Company employed 115 full-time employees, 50 in production at Swiss in San Francisco, California, 50 in production at Royal-Angelus in Chino, California, 6 in clerical and office functions, 4 in sales activities, and 5 in management activities.

     The Company's San Francisco plant employees are represented by the United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement renewed April 1, 1998 to expire March 31, 2002. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Health Benefits
---------------

     The Company provides health insurance benefits to its non-union employees and their dependents on a self-funded basis. The Company is insured for the excess over $40,000 of claims of any covered person incurred and paid during the year, but is self-funded for claims up to $40,000. The Company is exposed to the risk of an extraordinary number of significant claims but not one or more very large claims.

Regulation
----------

     Food products purchased, processed and sold by the Company are subject to various federal, state and local laws and regulations, including the federal Meat Inspection Act and the Federal Food, Drug and Cosmetic Act. Since January 25, 1999, the Company has qualified for the U.S. Department of Agriculture's Hazardous and Analysis Critical Control Points Program which enables the Company to self-inspect its meat products and production conditions and techniques. As required by law, U.S. Department of Agriculture employees visit the Company's plant to inspect meat products processed by the Company and to review the Company's compliance with the program. The Company is also subject to various federal, state and local regulations regarding workplace health and safety, environmental protection, equal employment opportunity and other matters. The Company maintains quality control departments at both its San Francisco and Chino facilities for purposes of testing product ingredients and finished products to ensure the production of products of predictable quality and consistency, as well as compliance with applicable regulations and standards.

ITEM 2. PROPERTIES

     The Company's original meat processing plant was an approximately 48,000 square foot facility located in San Francisco, which was destroyed by fire on August 1, 1998. In 1990 the Company occupied, under a lease expiring in 2001, an approximately 45,000 square foot facility near its main plant which it improved by building a dryer and relocating its slicing operations. The theoretical production capacity of the meat plant, before the fire, was estimated at 27,000,000 pounds per year, adequate for the currently contemplated needs of the division, but the plant did not have space to increase the production capacity or the variety of meat products which could be produced. The Company has under construction an approximately 85,000 square foot building, planned before the fire and scheduled to be completed in the 1st half of 1999, to provide a more efficient and higher production capacity meat plant, with the capability of expansion to increase capacity or product variety. See Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. In April 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 2001. The Chino plant, after the addition of a third short goods production line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds annually, adequate to fulfill the foreseeable needs of the of the pasta division, and with the capability of expansion.

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

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "PZA". The following table sets forth high and low prices as traded on the American Stock Exchange:

                               Quarter of Fiscal Year Ended December 31
                           First         Second         Third        Fourth
                           -----         ------         -----        ------
         1996  High        4              3-1/4         2-3/4         2-3/4
               Low         2-5/16         2-5/16        2-1/4         2-3/8

         1997  High        3-1/8          2-13/16       2-5/8         3
               Low         2-1/2          2-1/4         2-1/8         2-3/8

         1998  High        5-7/16         5-1/16        4             3-1/2
               Low         2-5/8          3-3/4         2-5/16        2-7/16

The closing price on December 31, 1998 was $2-15/16.

Common Stock
------------

     The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 1998 the Company had issued and outstanding 2,913,098 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988, and has paid the following annual amounts per share:

                 1998      1997      1996      1995      1994      1993     1992     1991     1990    1989    1988
Dividends       $0.12     $0.12     $0.10     $0.18    $0.1725   $0.1625   $0.16    $0.14    $0.125  $0.11   $0.10


The declaration and time of future dividends, if any, will depend on the Company's financial condition and results of operations and other factors deemed relevant by the Board.

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

     In 1998, the Company purchased no shares under its stock repurchase program, but received 5,842 shares in payment of the exercise price of options at an average fair market value of $3.85 per share. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

     Under the Employee Stock Purchase Plan, in 1998 employees purchased 42,959 newly issued shares at an average price of $3.49 per share. Employees have purchased a total of 437,282 shares under the plan through December 31, 1998, at an average price of $3.04 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $150,000 per year.

     Employees exercised Incentive Stock Options in 1998 to purchase 10,000 shares at an exercise price of $2.25 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below under the headings Statement of operations data and Balance sheet data for, and as of the end of, each of the years in the five-year period ended December 31, 1998 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 1998, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.


                                                                              Year Ended December 31,
                                                                              ------------------------
                                                                1998        1997        1996        1995        1994
                                                               --------    -------     --------    --------    --------
Statement of operations data:                                     (Amounts in thousands except per share data)
Net Sales                                                     $  24,503     30,966       28,895      23,424      26,265
Cost of sales                                                    21,794     27,103       26,037      21,348      23,812
                                                               --------    -------     --------    --------    --------
Gross profit                                                      2,709      3,863        2,858       2,076       2,453

Distribution, general and administrative expenses                 2,253      2,066        2,002       2,021       2,082
                                                               --------    -------     --------    --------    --------
Operating income                                                    456      1,797          856          55         371

Interest income (expense), net                                       18        (58)         (75)        (66)         (7)
Other income, net                                                 3,326        279          113         184         156
                                                               --------    -------     --------    --------    --------
Earnings before income taxes                                      3,800      2,018          894         173         520

Income taxes                                                      1,558        764          332          84         200
                                                               --------    -------     --------    --------    --------
Net earnings                                                  $   2,242      1,254          562          89         320
                                                               ========    =======     ========    ========    ========

Earnings per share:             Basic                         $     .78        .44          .20         .03         .12
                                                               ========    =======     ========    ========    ========

                                Diluted                       $     .77        .44          .20         .03         .12
                                                               ========    =======     ========    ========    ========

Cash Dividends paid per share                                 $     .12        .12          .10         .18       .1725
Weighted average number
  of shares outstanding (1):    Basic                             2,891      2,836        2,767       2,705       2,669

                                Diluted                           2,924      2,855        2,775       2,750       2,687

Balance sheet data  (end of period):
Working capital                                               $   7,221      4,574        3,564       2,832       3,180
Property and equipment (net)                                      7,602      4,468        4,705       5,083       4,070
Total assets                                                     17,280     11,539       10,414      10,050       9,036
Long-term debt                                                    4,000        752          960         969         ---
Shareholders' equity                                             10,479      8,435        7,357       6,915       7,245

--------------------------------------------------------------------------------
(1) The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, received shares in exercise of incentive stock options and repurchased outstanding shares in the years as shown:


                                                     1998     1997     1996     1995     1994
                                                    ------   ------   ------   ------   ------
                   Purchase Plan Shares Sold        42,959   55,355   51,990   57,223   54,461
                   Incentive Option Shares Sold     10,000   20,400   16,000   53,555   52,000
                   Received in Exercise of Options   5,842    7,795    8,600   18,500   31,457
                   Outstanding Shares Repurchased     ---      ---      ---    52,289   28,757

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations
--------------------
     The following table sets forth operating data for the years ended December 31, 1998, 1997 and 1996:

                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                             1998                     1997                     1996
                                                             ----                     ----                     ----
                                                                              (Dollars in thousands)
Net sales                                              $24,503     100.0%       $30,966     100.0%        $28,895     100.0%
Cost of sales                                           21,794      88.9         27,103      87.5          26,037      90.1
                                                        ------     -----         ------     -----          ------     -----
Gross profit                                             2,709      11.1          3,863      12.5           2,858       9.9

Distribution, general and administrative expenses        2,253       9.2          2,066       6.7           2,002       6.9
                                                        ------     -----         ------     -----          ------     -----
Operating income                                           456       1.9          1,797       5.8             856       3.0

Interest income (expense), net                              18        .1            (58)      (.2)            (75)      (.3)
Other income, net                                        3,326      13.6            279        .9             113        .4
                                                        ------     -----         ------     -----          ------     -----
Earnings before income taxes                             3,800      15.5          2,018       6.5             894       3.1

Income taxes                                             1,558       6.4            764       2.5             332       1.1
                                                        ------     -----         ------     -----          ------     -----
Net earnings                                           $ 2,242       9.2%       $ 1,254       4.0%        $   562       1.9%
                                                        ======     =====         ======     =====          ======     =====

Sales on thousands of pounds by division
                  Swiss American                      10,473                 13,903                 13,475
                  Royal-Angelus                       18,762                 21,284                 18,213

Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

     In 1998, sales of $24,503,000 were down 21% from 1997 sales of $30,966,000, primarily because of decreased sales at the meat division following the August 1, 1998 fire which destroyed its main meat plant.

     The meat division's sales were down about 28% in dollars and 25% in pounds and its operating income was down 152% in 1998 from 1997. Swiss's sales for the 4th quarter of 1998 were down 57% in dollars and 54% in pounds from the 4th quarter of 1997. Sales in dollars decreased proportionately more than in pounds because of lower selling prices reflecting lower meat costs. Swiss was experiencing modest growth and increased profits until the August 1, 1998 fire destroyed its main meat plant. Swiss has attempted to maintain volume until its new plant is operational by purchasing products from other suppliers for its customers, but since the fire, Swiss's sales have been almost $1,000,000 per month lower and Swiss has operated at a loss, realizing a pre-tax profit only after taking into account the benefits of business interruption insurance.

     The pasta division's sales decreased about 4% in dollars and 12% in pounds but its operating income increased 40% in 1998 from 1997. The pasta division's sales for the 4th quarter of 1998 were down 35% in dollars and 45% in pounds from the same quarter of 1997. The sales decreases in pounds did not result in proportionate decreases in dollars because of higher average selling prices from a lower proportion of high volume-lower priced sales. The decreases in sales in pounds reflect competition resulting from increasing industry capacity. The large decrease in the 4th quarter of 1988 partly reflects a surge in sales a year ago, when sales for the 4th quarter of 1997 were up 44% in dollars and 62% in pounds over the 4th quarter of 1996.

     Royal's increased operating income resulted from higher production labor efficiency, a lower proportion of high-volume sales and lower flour costs. The cost of semolina flour was near pre-1993 levels after an increase of about 50% in 1993.

     The Company's gross profit for 1998 was $2,709,000 or 11.1% of net sales compared to $3,863,000 or 12.5% of net sales for 1997. Gross profit decreased absolutely and as a percent of sales because of the higher cost at Swiss of purchasing processed products from other suppliers since the fire. Distribution, general and administrative expenses for 1998 were up about 9% from 1997. Distribution expense was up about $67,000 because of increased sales person payroll and expense, increased officer payroll and commissions at Royal, and increased promotional expense at Swiss, partially offset by lower freight on lower sales at Swiss. Administrative expense was up about $119,000 primarily due to increased officer payroll, health care costs and outside services, partially offset by lower bad debt expense.

     Net interest changed from an expense to income because of the absence of borrowing under the bank line, a lower balance on the term loan, repayment of the term loan and interest income on higher cash balances. Other income increased because of recognition of $1,747,000 of business interruption insurance proceeds.

Comparison of Years Ended December 31, 1997 and 1996
----------------------------------------------------

     In 1997, sales of $30,966,000 were up 7% from 1966 sales of $28,895,000, as result of increased sales at both divisions.

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

     The Royal pasta division's sales increased about 3% in dollars and 17% in pounds and its operating income increased 56% in 1997 over 1996. The pasta division's sales for the 4th quarter of 1997 were up 44% in dollars and 62% in pounds over the same quarter of 1996. The sales increases in pounds did not result in proportionate increases in dollars because of lower average selling prices caused by price competition and a higher proportion of high-volume sales.

     The cost of semolina flour increased about 50% in 1993 and had remained well above pre-1993 levels through 1997. Royal had been expecting a tension between high flour prices and increased price competition caused by increasing industry capacity. Flour prices increased slightly in 1997, but Royal succeeded in increasing its sales and operating income. Its operating income increased in 1997 because of higher production labor efficiency and plant utilization throughout the year, increasing in the 4th quarter, and because of lower office payroll.

     The Company's gross profit for 1997 was $3,863,000 or 12.5% of net sales compared to $2,858,000 or 9.9% of net sales for 1996. Gross profit increased absolutely and as a percent of sales because production costs increased less than proportionately to sales, especially in the 4th quarter, and because of favorable meat purchases and a higher margin product mix at Swiss. Distribution, general and administrative expenses for 1997 were up about 3% from 1996. Distribution expense was up about $94,000 because Swiss' salesmen payroll increased and Royal bore the freight on a higher proportion of its sales. Administrative expense was down about $29,0000 primarily due to a decrease in officer payroll at Royal, as well as lower health care costs and consulting services relating to Swiss and other outside services, partially offset by higher clerical payroll and bad debt expense.

     Other income increased about $166,000 because of a $164,502 state reimbursement of the cost of 1991 removal of a gasoline storage tank at the former distribution division warehouse. Net interest expense decreased principally because of the lower borrowing under the bank line of credit.

Liquidity and Capital Resources
-------------------------------

     The August 1, 1998 fire at the Company's main meat plant destroyed $1,112,435 net book value of inventory and $474,835 net book value of equipment and leasehold improvements. The Company recognized $5,204,739 of insurance claim proceeds at December 31, 1998. The insurance company paid $3,000,000 toward the claims by December 31, 1998 and a total of $5,132,462 by February 20, 1999. Included in other income is $1,747,156 of the proceeds for business interruption since the fire. The business interruption claims are ongoing and there has been no final settlement for any of the claims.

     The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under a bank line of credit. The Company had $2,000,000 unsecured line of credit with Wells Fargo Bank, NA which was replaced by a $2,000,000 line of credit with Comerica Bank-California on September 1, 1998. At December 31, 1998, the Company had had no borrowings under either line for over 18 months. The Company also had a term loan with Well Fargo Bank, NA secured by the 2nd Royal building with a balance of $747,505 at June 30, 1998, which the Company prepaid on July 31, 1998, using funds on hand. The Comerica line of credit is part of a credit facility proposed by Comerica for the Company's financial needs, including the need to finance the acquisition and construction of a new meat plant. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over Comerica's cost of funds or 0.25% under its "Base Rate."

     Also as part of the credit facility, Comerica has issued a $4,060,000 letter of credit which expires October 15, 2003 and secures payment of principal and interest on $4,000,000 of industrial development bonds which were issued October 7, 1998, mature October 1, 2023 and produced $3,909,485 of net proceeds for acquisition and construction of the Company's new meat plant. The Company is obligated to pay principal and interest on the bonds. Comerica is not obligated to renew the letter of credit, but the Company is obligated to maintain a like letter of credit until the bonds mature. The bonds are initially demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate, initially 3.15% per annum and 2.55% at January 31, 1999. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year.

     Beginning May 1, 2000 and continuing until the bonds mature, the Company is obligated to make monthly principal payments into an interest bearing fund, with the principal used annually to redeem the bonds and the interest accruing to the benefit of the Company. The monthly payments aggregate $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments. The Company has the option to convert the bonds to bonds with principal payable at the end of a fixed term and interest payable semi-annually at a fixed rate set at the minimum rate of interest at which the converted bonds are remarketed.

     The proposed credit facility also contemplates an up to $1,200,000 term loan for a new pasta line, an additional $4,000,000 term loan for completion of the new meat plant and an up to $1,000,000 term loan for equipment at the new meat plant. All parts of the credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.90, and cash flow coverage greater than 1.30.

     On September, 30, 1998, the Company purchased a 5.3 acre parcel of land in the city of Lathrop, county of San Joaquin, California, for a purchase price of $484,821 plus fees and commissions, as the site for the new meat plant. Construction of the 85,000 square foot building to house the new meat plant is in progress with the completion scheduled for the 1st half of 1999. The estimated cost of acquisition and construction of the new meat plant is currently over $8,500,000, including over $3,800,000 for general construction by A.P. Thomas Construction, Inc., the general contractor, over $3,300,000 for electrical, refrigeration, and specialty installations by other contractors under direct contract with the Company and the balance primarily for site cost, developer fees, commissions, utility fees, and architectural and engineering fees.

     The move to the new plant will require charging to expense the net capitalized leasehold improvements and the future rent on the remaining San Francisco building through lease expiration in 2001, reduced by future rent under any agreed sublease, or reduced to termination costs if there is an agreed early termination of the lease. The annual cost to Swiss of the new meat plan will exceed the annual cost of its old meat plant, and reduced volume because of the fire will increase the difficulty of building the volume at the new plant to profitable levels.

     Additions to property and equipment of about $100,000 are anticipated for 1999, plus the cost of the new meat plant.

     In 1998 cash, including restricted cash, increased about $2,987,000. The restricted cash is industrial development bond proceeds disbursable for construction costs. Operating activities produced $3,523,000, primarily from earnings, depreciation, large decreases in accounts receivable and inventories, and an increase in deferred taxes, partially offset by an increase in other receivables. Investing activities used about $3,587,000, primarily for land purchase, progress payments and other capitalized costs of a new plant at Swiss. Financing activities produced about $3,051,000 from the proceeds of the industrial development bonds, reduced by prepayment of the term loan and by the excess of cash dividends paid over net stock proceeds. Accounts receivable and inventories decreased because of the fire and subsequent reduced sales at Swiss. The deferred taxes arose from a gain of insurance proceeds exceeding the net book value of leasehold improvements and equipment lost in the fire. The gain is not currently taxable but reduces future tax deductions for depreciation on the replacement improvements and equipment. The other receivables are unpaid insurance proceeds relating to the fire.

     In 1997 cash increased about $824,000. Operating activities produced about $1,508,000 primarily from earnings, depreciation, a decrease in inventories and an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. Investing activities used about $299,000 of cash for property and equipment at both divisions, including retail packaging and faster sausage linking machines at Swiss. Financing activites used about $385,000 for dividends and the term loan pre-payment, offset by net stock proceeds. Inventories were down and accounts receivable up because the surge of sales in the 4th quarter depleted inventories and generated accounts receivable.

     In 1996 cash decreased about $85,000. Operating activities produced about $238,000, principally from earnings and depreciation offset by increases in accounts receivable and inventories and a decrease in accounts payable. Investing activities used about $194,000 for net capital expenditures and financing activities used about $129,000 for dividends offset by net stock proceeds. The Company's inventories and accounts receivable normally reflect the level of its sales, and in 1996 sales were up 23%, resulting in about a $165,000 increase in account receivable and about a $631,000 increase in inventories, following about a $502,000 reduction in inventories in 1995 on reduced sales.

     In 1999 quarterly cash dividends will continue to be paid if the Board believes that earnings and cash flow are adequate.

     The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $149,835 in 1998 and may be as much as $150,000 or more in 1999.

     The Company believes that is operations and bank line of credit will provide adequate working capital to satisfy the normal ends of its operations for the foreseeable future, including the financing of a new meat plant, assuming the proposed credit facility is fully implemented.


New Accounting Standards
------------------------

     The Finance Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 131 is effective for interim financial statements beginning 1999 and for other financial statements beginning 1998. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of these Standards, in the opinion of management, will not have a material effect on the information presented.


Year 2000
---------

     Many computer programs use only the last two digits of a year to store or process dates. This is the Y2K defect and programs with it may treat dates after 1999 as earlier than dates before 2000. The Company uses computers for accounting, payroll, display and analysis of information, word processing and other clerical activities, as well as some production process control. The Company has examined its computer usage and found only that is accounting programs exhibit the Y2K defect, which could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company has engaged a computer programmer to correct the defect, which is expected to be corrected before the year 2000 for under $20,000. The Company will be able to manually perform the tasks affected without a material adverse effect on the Company's operations, if the defect is not corrected. Programs being acquired for production at the pasta plant and the new meat plant are specified to be free of the defect. The Company's customers, suppliers and service providers may use computer programs with the Y2K defect which, to the extend not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable. The Company is not aware of any customers, suppliers or service providers with Y2K problems likely to have a material adverse effect, individually or in the aggregate, on the Company's operations, but the Company has limited information about other companies' Y2K problems and no means to audit or direct correction of them.


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

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

     John D. Determan, age 66, has been a vice president and director of the Company since its formation in 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to February 21, 1998 and Chairman of the Board since 1992. He is a member of the audit and option committees.

     Theodore L. Arena, age 56 has been the General Manager of Swiss since 1976, and the President and a director of the Company since 1985. He is the Chief Executive Officer effective February 21, 1998. He is the nephew of Louis A. Arena, a director of the Company.

     Ronald A. Provera, age 61, has been the secretary and a director of the Company since its formation in 1972 and was the General Manager of Sav-On Food Co., the Company's distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to Royal-Angelus. He is a member of the option committee.

     Santo Zito, age 62, has been the Company's plant engineer since 1976, and a vice president and director of the Company since its formation in 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

     Thomas J. Mulroney, age 53, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

     Louis A. Arena, age 76, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the Royal-Angelus Macaroni Co. division form 1975 until his retirement in 1989.

     Joseph W. Wolbers, age 69, has been director of the Company and Chairman of the audit committee since 1990. He retired in 1989 as vice president of the First Interstate Bank where he had been employed since 1950.

     John M. Boukather, age 62, is a management consultant. He was Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been director of the Company and member of the audit committee since 1987.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1998, 1997 and 1996, all compensation of all executive officers of the Company serving at December 31, 1998.

                                                        Annual         Restricted          SEP/IRA
              Name and Position           Year          Salary        Option Award      Contributions
              -----------------           ----          ------        ------------      -------------
                                                                          Shares
            John D. Determan,             1998       $  80,771                           $ 12,116
              Chairman of the Board       1997          65,658                              9,849
                                          1996          62,791                              9,419

            Theodore L. Arena,            1998         133,749                             29,062
              President and               1997         110,790           91,458            16,618
              Chief Executive Officer     1996         107,135                             16,070

            Ronald A. Provera,            1998         129,641                             19,466
              Secretary                   1997         105,414                             15,812
                                          1996         103,568                             15,535

            Santo Zito,                   1998         132,806                             19,921
              Vice President              1997         108,195                             16,229
                                          1996         106,246                             15,937

            Thomas J. Mulroney,           1998         129,793                             19,469
              Chief Financial Officer     1997         105,552           18,291            15,833
                                          1996         102,161                             15,324

     See Incentive Stock Option Plan below for information on Incentive Stock
         ---------------------------
Options. See Simplified Employee Pension Plan below for more information on
         ------------------------------------
SEP/IRA Contributions.

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

Simplified Employee Pension Plan
--------------------------------

     In 1988, the Company adopted a Simplified Employee Pension-Individual Retirement Accounts ("SEP-IRA") plan and executed SEP-IRA Agreements with Wells Fargo Bank, N.A. and Dean Witter Reynolds, Inc., covering all employees at least 18 years old who have worked at least six months and earned at least $300 during the year, except certain union employees.

     The Company makes contributions under the plan at the discretion of the Board, allocated in proportion to compensation, to an Individual Retirement Account ("IRA") established by each eligible employee.

     Contributions, up to 15% of eligible compensation. are deductible by the Company and not taxable to the employee. An employee may withdraw SEP-IRA funds from the employee's IRA> Withdrawals are taxable as ordinary income, and withdrawals before age 59-1/2 may be subject to tax penalties.

     For 1998, the Company contributed $424,327 to IRA's under the plan.

Incentive Stock Option Plan
---------------------------

     In April 1987, the Company adopted an Incentive Stock Option Plan under
Section 422A of the Internal Revenue Code of 1986. Under the plan, as amended in 1988, for a period of ten years from the date of adoption, an Option Committee appointed by the Board of Directors is authorized in its discretion to grant to key management employees options to purchase up to an aggregate of 161,704 shares of common stock of the Company. The options may become exercisable in such installments as may be established by the Option Committee. The purchase price of shares covered by an option may not be less than the market value of the shares on the date of the grant. The term of an option may not exceed 10 years and an option may not become exercisable in any year with respect to the purchase of more than $100,000 worth of shares based on the market value on the date of grant.

     In 1992, options were granted to purchase 260,000 shares at a price of $2-1/4 per share, 150,000 to Theodore L. Arena, 30,000 to Thomas J. Mulroney, and the balance to four other employees. In April 1997, outstanding options of Messrs. Arena and Mulroney to purchase 60,000 and 12,000 shares, respectively, were terminated and options were granted to Messrs. Arena and Mulroney to purchase 91,458 and 18,291 shares, respectively, at a price of $2-9/16 per share.

     In 1996, 1997, and 1998, options were exercised to purchase 16,000, 20,400, and 10,000 shares, respectively, none by executive officers. The following table shows, for the two executive officers, the number of unexercised options held on January 1, 1999, the number exercisable and unexercisable and their aggregate value based on the year end closing price of $2-15/16.

                       Option Values at January 1, 1999
                       --------------------------------

                                      Number of Unexercised                 Value of Unexercised In-the-
                                        Options at 11/1/99                    Money Options at 1/199
                  Names              Exercisable/Unexercisable               Exercisable/Unexercisable
                  -----              -------------------------               -------------------------
          Theodore L. Arena                78,000/13,458                           $29,250/5,047
          Thomas J. Mulroney               18,291/  -0-                             $6,859/  -0-

Compensation of Directors
-------------------------

     Directors who are not officers or employees are paid a fee of $1,000 for each board meeting or board committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Management Stock Ownership
--------------------------

     The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 1998.

                                                Shares Beneficially Owned
                                ----------------------------------------------------------
                                    Without Options(4)               Options Exercised(5)
                                ------------------------          ------------------------
Name or Category(1)              Number          Percent           Number         Percent
------------------              --------         -------          -------         --------
John D. Determan                335,327           11.5%           335,327           11.1%
Penny S. Bolton                 378,463           13.0%           378,463           12.5%
Theodore L. Arena               140,994            4.8%           232,452            7.7%
Ronald A. Provera               322,330           11.1%           322,330           10.7%
Santo Zito                      352,330           12.1%           352,330           11.7%
Thomas J. Mulroney (3)           13,900             .5%            32,191            1.1%
Louis A. Arena                  288,030            9.9%           288,030            9.5%
John M. Boukather                 1,778             .1%             1,778             .1%
Joseph W. Wolbers                12,250             .4%            12,250             .4%
Officers and Directors        1,466,939           50.4%         1,576,688           52.2%
Shares Outstanding            2.913,098            100%         3,022,847            100%

--------------------------------------------------------------------------------
(1) The address for each person is c/o Porvena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2) Penny S. Bolton is the widow of James H. Bolton, former chairman of the Company. Her shares are not included in the group's shares.
(3) Includes 2,000 shares owned by Marsha Mulroney, wife of Thomas J. Mulroney.
(4) Excludes options under the Company's Incentive Stock Option Plan to Theodore
    L. Arena to purchase 91,458 shares to Thomas J. Mulroney to purchase 18,291 shares and to all officers and directors as a group to purchase 109,749 shares.
(5) The options of Messrs. Arena, Mulroney and the group are deemed exercised.

       No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.


Management Stock Transactions
-----------------------------

     During the specified quarter of 1998, officers and directors purchased the following numbers of shares of the Company's common stock: 1st quarter, John M. Boukather - 17 shares; 2nd quarter, Mr. Boukather - 12; 3rd quarter, Mr. Boukather - 13, Joseph W. Wolbers - 4,500; 4th quarter, Mr. Boukather - 17, Marsha Mulroney, wife of Thomas J. Mulroney - 2,000. During the 1st quarter of 1998, Thomas J. Mulroney sold 9,000 shares. No other purchases or sales of the Company's common stock by officers or directors were reported ruing the year.

     Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 1998 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.

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

Exhibits
--------

3.7   Bylaws of the Company, as in effect on January 16, 1989 (1), (3)
3.8 Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)
3.9 Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California of State on January 17, 1989 (6)
3.10 Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)
3.11  Amendment to Bylaws of the Company re Annual Meeting in April (7)
3.12 Amendment to Bylaws of the Company re relocating Principal Office to Chino, California (8)
3.13  Amendment to Bylaws of the Company re President as Chief Executive Officer
4.3   Form of Certificate evidencing common stock (8)
10.2  1987 Incentive Stock Option Plan, as amended to date (1)
10.20 1988 Stock Purchase Plan of the Company (4)
10.22 Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)
10.23 Wells fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)
10.26 Lease Agreement dated May 28, 1990 between the Company and Alexander M. and June L. Maisin, as Lessor, of the second Swiss San Francisco Plant (7)
10.36 Standard Industrial/Commercial Single-Tenant Lease-Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)
10.37 First Amendment to lease dated December 18, 1995 between Company and Therma-Lok, Inc.
10.38 Construction/Development Agreement Between Owner, Contractor and Developer dated June 19, 1998 among Swiss as owner, A.P. Thomas Construction Inc. as contractor and Catlin Properties, Inc., as developer
10.39 Master Revolving Note and Security Agreement, both dated July 14, 1998 between the Company and Comerica Bank-California, relating to the Company's $2,000,000 line of credit
10.40 Collective Bargaining Agreement dated April 1, 1998 between Swiss and United Food and COmmercial Workers Union Local 101, AFL-CIO
10.41 Loan Agreement dated October 1, 1998 between the California Economic Development Financing Authority and the Company
10.42 Remarketing Agreement dated October 1, 1998 between the Company and Dain Rauscher Incorporated
10.43 Purchase Contract among the California Economic Development Financing Authority, the Treasurer of State of California and Dain Rauscher Incorporated
10.44 Tax Regulatory Agreement dated October 1, 1998 among the California Economic Development Financing Authority, U.S. Bank Trust National Association, as trustee, and the Company
10.45 Building Loan Agreement dated October 1, 1998 between the Company and Comerica Bank-California
10.46 Reimbursement Agreement dated October 1, 1998 between the Company and Comerica Bank California
23.1  Consent of KPMG LLP
27.   EDGAR Financial Data Schedule

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

Reports on Form 8-K

      During the year ended December 31, 1998 the Company filed reports on Form 8-K dated August 1, 1998 regarding the meat plant fire and October 7, 1998 regarding the issuance of industrial revenue bonds for a new meat plant.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 20, 1999                             PROVENA FOODS INC.

                                                     By /s/ John D. Determan
                                                       -------------------------
                                                           John D. Determan
                                                         Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                          Date
     ---------                        -----                          ----


/s/ John D. Determan     Chairman of the Board and Director   February 20, 1999
----------------------
    John D. Determan

/s/ Theodore L. Arena    President (Principal Executive       February 20, 1999
----------------------   Officer) and Director
    Theodore L. Arena

/s/ Ronald A. Provena    Vice President, Sales, Security and  February 20, 1999
----------------------   Director

/s/ Santo Zito           Vice President and Director          February 20, 1999
----------------------
    Santo Zito

/s/ Thomas J. Mulroney    Chief Financial Officer (Principal  February 20, 1999
----------------------    Financial and Accounting Officer)
    Thomas J. Mulroney

/s/ Louis A. Arena        Director                            February 20, 1999
----------------------
    Louis A. Arena

/s/ Joseph W. Wolbers      Director                           February 20, 1999
----------------------
    Joseph W. Wolbers

/s/ John M. Boukather      Director                           February 20, 1999
----------------------
    John M. Boukather

                              PROVENA FOODS, INC.

                       Financial Statements and Schedule

                          December 31, 1998 and 1997

                  (With Independent Auditors' Report Thereon)

                              PROVENA FOODS INC.

                  Index to Financial Statements and Schedule


                                                                                      Page
Independent Auditors' Report                                                           F-2

Balance Sheets December 31, 1998 and 1997                                               F-3

Statements of Earnings - Years ended December 31, 1998, 1997 and 1996                   F-4

Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996       F-5

Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996                 F-6

Notes to Financial Statements                                                           F-7

Schedule

II - Valuation and Qualifying Accounts and Reserves                                    F-19

                         Independent Auditors' Report

The Board of Directors
Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 1998 and 1997 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1998, as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG LLP



Orange County, California
February 1, 1999

                              PROVENA FOODS INC.

                                Balance Sheets

                          December 31, 1998 and 1997


              Assets                                                       1998              1997
                                                                      --------------     --------------
Current assets:
  Cash and cash equivalents                                        $       116,306          1,089,957
  Accounts receivable, net of allowance for doubtful accounts of
    $0 and $10,934 at December 31, 1998 and 1997,
    respectively (notes 4, 5 and 12)                                     1,638,022          3,112,520
  Insurance recovery receivable (note 15)                                2,204,738                 --
  Inventories (notes 2, 4 and 5)                                         1,458,369          2,679,118
  Prepaid expenses                                                          59,118             45,460
                                                                      --------------     --------------
            Total current assets                                         5,476,553          6,927,055

Restricted cash (note 5)                                                 3,960,224                 --
Deferred tax asset (note 8)                                                 73,504            101,279
Property and equipment, net (notes 3, 4 and 5)                           7,602,040          4,467,521
Other assets                                                               167,342             43,203
                                                                      --------------     --------------

                                                                   $    17,279,663         11,539,058
                                                                      ==============     ==============
                Liabilities and Shareholders Equity

Current liabilities:
  Current portion of long-term debt (note 5)                       $           --              8,460
  Accounts payable                                                      1,118,294          1,123,820
  Accrued liabilities (note 6)                                            989,443          1,122,068
  Income tax payable (note 8)                                             107,960             98,545
                                                                     --------------     --------------
            Total current liabilities                                   2,215,697          2,352,893
                                                                     --------------     --------------

Deferred income                                                                --              7,752
Long-term debt, net of current portion (note 5)                         4,000,000            743,275
Deferred tax liability (note 8)                                           584,519                 --

Shareholders equity (notes 7, 9 and 10):
  Common stock, no par value; authorized 10,000,000 shares;
    2,913,098 and 2,865,981 shares issued and outstanding at
    December 31, 1998 and 1997, respectively                            4,572,482          4,422,647
  Retained earnings                                                     5,906,965          4,012,491
                                                                     --------------     --------------
            Total shareholders equity                                  10,479,447          8,435,138
Commitments and contingencies (notes 4, 5, 9, 13 and 14)
                                                                     --------------     --------------
                                                                   $   17,279,663         11,539,058
                                                                     ==============     ==============

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                            Statements of Earnings

                 Years ended December 31, 1998, 1997 and 1996


                                                       1998                        1997                        1996
                                                 -----------------           -----------------           -----------------
Net sales (note 11)                              $  24,502,571                   30,966,339                   28,895,372
Cost of sales                                       21,794,109                   27,103,198                   26,037,541
                                                 -------------                   ----------                   ----------
     Gross profit                                    2,708,462                    3,863,141                    2,857,831
                                                 -------------                   ----------                   ----------

Operating expenses:
 Distribution                                        1,055,130                      987,948                      893,834
 General and administrative (notes 3 and 15)         1,197,643                    1,078,225                    1,107,581
                                                 -------------                   ----------                   ----------
                                                     2,252,773                    2,066,173                    2,001,415
                                                 -------------                   ----------                   ----------
     Operating income                                  455,689                    1,796,968                      856,416

Interest income (expense), net                          18,442                      (57,830)                     (75,437)
Other income, net (notes 3 and 15)                   3,325,831                      279,257                      113,339
                                                 -------------                   ----------                   ----------

     Earnings before income taxes                    3,799,962                    2,018,395                      894,318

Income taxes (note 8)                                1,558,183                      763,776                      332,416
                                                 -------------                   ----------                   ----------

     Net earnings                                $   2,241,779                    1,254,619                      561,902
                                                 =============                   ==========                   ==========

Earnings per common share (note 11):
 Basic                                           $        0.78                         0.44                         0.20
                                                 ================                ==========                   ==========

 Diluted                                         $        0.77                         0.44                         0.20
                                                 ================                ==========                   ==========

Shares used in computing per common share
 amounts (note 11):
  Basic                                              2,890,516                    2,836,434                    2,767,156
                                                 =============                   ==========                   ==========

  Diluted                                            2,923,868                    2,854,939                    2,775,133
                                                 =============                   ==========                   ==========


See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                      Statements of Shareholders Equity

                 Years ended December 31, 1998, 1997 and 1996


                                                                                    Note
                                            Common stock                         receivable         Total
                                 -------------------------------    Retained        from        shareholders'
                                  Shares issued      Amount         earnings      shareholder       equity
                                 ---------------   ----------      ----------    -------------  -------------
Balance at December 31, 1995         2,738,631     $ 4,104,173      2,814,169         (3,268)     6,915,074

Repurchase of common stock              (8,600)        (21,500)            --             --        (21,500)
Sale of common stock                    51,990         139,087             --             --        139,087
Exercise of shares under
  stock option plan (note 10)           16,000          36,000             --             --         36,000
Cash dividends paid, $.10 per
  share                                     --              --       (277,216)            --       (277,216)
Payment on shareholder note
  receivable                                --              --             --          3,268          3,268
Net earnings                                --              --        561,902             --        561,902
                                --------------- --------------- --------------- ------------- -----------------
Balance at December 31, 1996         2,798,021       4,257,760      3,098,855             --      7,356,615

Repurchase of common stock              (7,795)        (22,498)            --             --        (22,498)
Sale of common stock                    55,355         141,485             --             --        141,485
Exercise of shares under
  stock option plan (note 10)           20,400          45,900             --             --         45,900
Cash dividends paid, $.12 per
  share                                     --              --       (340,983)            --       (340,983)
Net earnings                                --              --      1,254,619             --      1,254,619
                               --------------- --------------- --------------- ------------- -----------------
Balance at December 31, 1997         2,865,981       4,422,647      4,012,491            --       8,435,138

Repurchase of common stock              (5,842)        (22,500)            --            --         (22,500)
Sale of common stock                    42,959         149,835             --            --         149,835
Exercise of shares under
  stock option plan (note 10)           10,000          22,500             --            --          22,500
Cash dividends paid, $.12 per
  share                                     --              --       (347,305)           --        (347,305)
Net earnings                                --              --       2,241,779           --       2,241,779
                                --------------- --------------- --------------- ------------- -----------------
Balance at December 31, 1998         2,913,098     $ 4,572,482       5,906,965           --      10,479,447
                                ==============  ==============  ==============  ============  ================

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996



                                                                1998             1997            1996
                                                          ---------------   --------------  --------------
Cash flows from operating activities:
 Net earnings                                              $ 2,241,779        1,254,619         561,902
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                               452,848          535,119         572,459
   Loss on disposal of fixed assets                                 --              803              --
   Provision for bad debts                                          --           36,241         (43,637)
   Deferred income taxes                                       612,294          (94,430)         (6,849)
  Changes in assets and liabilities:
   Accounts receivable                                       1,474,498         (740,464)       (164,989)
   Insurance recovery receivable                            (2,204,738)              --              --
   Inventories                                               1,220,749          249,560        (631,356)
   Prepaid expenses                                            (13,658)           4,850          16,743
   Income taxes receivable                                                           --           2,342
   Other assets                                               (124,139)           6,378            (197)
   Accounts payable                                             (5,526)         453,226        (123,161)
   Accrued liabilities                                        (132,625)        (262,857)        101,899
   Income tax payable                                            9,415           74,085          24,460
   Deferred income                                              (7,752)          (9,305)        (71,947)
                                                           -----------        ---------        --------

     Net cash provided by operating
      activities                                             3,523,145        1,507,825         237,669
                                                           -----------        ---------        --------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                       --            3,655           1,200
 Additions to property and equipment                        (3,587,367)        (302,496)       (195,362)
                                                           -----------        ---------        --------

     Net cash used in investing activities                  (3,587,367)        (298,841)       (194,162)
                                                           -----------        ---------        --------

Cash flows from financing activities:
 Payments on note payable to bank                             (751,735)        (208,460)         (8,460)
 Issuance of long-term debt                                  4,000,000               --              --
 Increase in restricted cash                                (3,960,224)              --              --
 Repurchase of common stock                                    (22,500)         (22,498)        (21,500)
 Proceeds from sale of common stock                            149,835          141,485         139,087
 Exercise of stock options                                      22,500           45,900          36,000
 Payments received on note from shareholder                         --               --           3,268
 Cash dividends paid                                          (347,305)        (340,983)       (277,216)
                                                           -----------        ---------        --------

     Net cash used in financing activities                    (909,429)        (384,556)       (128,821)
                                                           -----------        ---------        --------

     Net increase (decrease) in cash and
      cash equivalents                                        (973,651)         824,428         (85,314)

Cash and cash equivalents at beginning of period             1,089,957          265,529         350,843
                                                           -----------        ---------        --------

Cash and cash equivalents at end of pe$                    $   116,306        1,089,957         265,529
                                                           ===========        =========        ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                 $   78,484            73,511          81,081
  Income taxes                                                939,589           787,855         287,600
                                                           ==========         =========        ========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


(1) Summary of Significant Accounting Policies

    (a)  Description of Business

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

    (b)  Inventories

         Inventories consist principally of food products and are stated at the lower of cost (first-in, first-out) or market.

    (c)  Property and Equipment

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


    (d)  Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

    (e)  Earnings per Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements (see note 11).

    (f)  Income Taxes

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

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


         income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (g)  Use of Estimates

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

    (h)  Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's long-term debt approximates its fair value because the interest rate on the instrument fluctuates with market interest rates.

    (i)  Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

    (j)  Stock Option Plan

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

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


    (k)  Segment Information

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998. The Company has two reportable segments; the meat processing division (Swiss American) and the pasta division (Royal-Angelus) (see note 12).

    (l)  Reclassifications

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current presentation.

    (m)  Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not have any components of comprehensive income, and accordingly, the Company's comprehensive income is the same as its net income.

(2) Inventories

    A summary of inventories follows:

                                                                1998                      1997
                                                            -----------               -----------
          Raw materials                                     $   335,725               $ 1,220,151
          Work in process                                       115,034                   674,400
          Finished goods                                      1,007,610                   784,567
                                                            -----------               -----------

                                                            $ 1,458,369                 2,679,118
                                                            ===========               ===========

(3) Property and Equipment

    Property and equipment, at cost, consists of the following:

                                                               1998                        1997
                                                            -----------                -----------
         Land                                               $ 1,091,706                    551,985
         Buildings and improvements                           2,728,087                  3,283,200
         Machinery and equipment                              4,151,622                  5,550,646
         Delivery equipment                                      28,599                     28,599
         Office equipment                                       118,338                    114,912
         Construction in progress                             3,225,797                     40,861
                                                            -----------                -----------
                                                             11,344,149                  9,570,203
Less accumulated depreciation                                (3,742,109)                (5,102,682)
                                                            -----------                -----------

                                                            $ 7,602,040                  4,467,521
                                                            ===========                ===========

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


    The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $99,000, $106,000 and $104,000 in 1998, 1997 and 1996,
    respectively.

    The Company has under construction a new meat processing plant scheduled for completion in fiscal 1999.

(4) Line of Credit

    The Company has a $2,000,000 secured bank line of credit, due on demand with no stated expiration date, at an interest rate of bank prime minus .25% (7.50% at December 31, 1998). The line of credit is secured by accounts receivable, inventory and equipment. No borrowings were made under this line of credit during 1998. The bank line of credit agreement is subject to certain covenants for which the Company was in compliance with at December 31, 1998.

(5) Long-Term Debt

    Long-term debt at December 31, 1998 and 1997 consist of the following:

                                                                     1998                       1997
                                                                 -----------                 ---------
Mortgage note payable, secured by land and
  building, bearing interest LIBOR plus 2%,
  payable in installments though the year 2000.
  The note was paid in full in 1998                              $        --                   751,735
Industrial Development Revenue Bonds at variable
  interest rate (3.85% at December 31, 1998),
  secured by an irrevocable letter of credit, and
  requiring monthly principal and interest
  payments ranging from $6,400 to $45,200 from the
  year 2000 through the year 2023                                  4,000,000                        --
                                                                 -----------               -----------
                                                                   4,000,000                   751,735
 Less current portion                                                     --                    (8,460)
                                                                 -----------               -----------
                                                                 $ 4,000,000                   743,275
                                                                 ===========               ===========

 The $4,060,000 irrevocable letter of credit securing the Industrial Development Revenue Bonds, is collateralized by accounts receivable, inventories, equipment and certain real property. The commitment fee is 1.5% per annum, due at the beginning of each year.

 The proceeds from the Industrial Development Revenue Bonds issued in fiscal 1998 are held in trust and released as qualified capital expenditures are made. At December 31, 1998, $3,960,224 was held in trust and is classified as "restricted cash" in the Company's balance sheet.

 The installments of long-term debt maturing in each of the next five years are:
 1999 - $0.2000 - $51,133, 2001 - $79,566, 2002 - $84,000, 2003 - $88,767.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


(6) Accrued Liabilities

    A summary of accrued liabilities at December 31 follows:

                                                            1998                     1997
                                                         ---------               -----------
    Accrued profit sharing (note 9)                      $ 424,327                   391,762
    Accrued retirement                                     147,444                   161,179
    Accrued compensation                                   137,224                   253,148
    Other                                                  280,448                   315,979
                                                         ---------               -----------
                                                         $ 989,443               $ 1,122,068
                                                         =========               ===========


(7) Shareholders' Equity

    In 1998, 1997 and 1996, the Company repurchased shares in negotiated transactions and retired the shares purchased. The Company sold shares to employees under its purchase plan (note 9) in 1998, 1997 and 1996.

(8) Income Taxes

    Income taxes (benefit) consist of the following:

                                               1998                      1997                       1996
                                           -----------               -----------                -----------
Current:
 Federal                                   $   611,799                   680,035                    233,135
 State                                         334,090                   178,171                     76,945
Deferred:
 Federal                                       577,374                   (56,366)                    18,366
 State                                          34,920                   (38,064)                     3,970
                                           -----------               -----------                -----------

                                           $ 1,558,183                   763,776                    332,416
                                           ===========               ===========                ===========

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997



    The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:


                                                              December 31,             December 31,
                                                                 1998                     1997
                                                              ------------             ------------
    Deferred tax assets:
     Deferred income                                             $      --                   3,111
     Depreciation                                                    3,146                  37,590
     State taxes                                                    70,358                  60,578
                                                                 ---------               ---------

                      Total deferred tax asset                   $  73,504                 101,279
                                                                 =========               =========

    Deferred tax liability - gain on destroyed
     equipment                                                   $ 584,519                      --
                                                                 =========               =========

    Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at December 31, 1998. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

    Actual income taxes differ from the "expected" tax amount, computed by applying the US Federal corporate tax rate of 34% to earnings from operations before income taxes, as follows:

                                                    1998                      1997                      1996
                                         ----------------------     ---------------------     ---------------------
                                            Amount         %           Amount         %          Amount         %
                                         ------------   -------     ------------   ------     ------------   ------
Computed "expected" income taxes          $ 1,291,987      34.0%     $ 686,254      34.0%      $ 304,068      34.0%

State income taxes, net of Federal            221,705       5.8        117,593       5.8          50,784       5.7
 income tax benefit

Change in valuation allowance                       0         0        (28,545)     (1.4)         19,068       2.1

Other                                          44,491       1.2%       (11,526)      (.6)        (41,504)     (4.6)
                                          -----------  ---------     ---------  ---------      ---------  ---------
                                          $ 1,558,183      41.0%     $ 763,776      37.8%      $ 332,416      37.2%
                                          ===========  =========     =========  =========      =========  =========

(9) Employee Benefit Plans

    In 1988, the Company adopted a Simplified Employee Pension Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company's contributions to the SEP IRA for 1998, 1997 and 1996 were $424,327, $391,762 and $393,880, respectively.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


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

     There were no options granted in 1998. The per share weighted-average fair value of stock options granted during 1997 was $0.95 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 1%, risk-free interest rate of 6.7%, and an expected life of 8 years. There were no options granted in 1996.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                   1998                      1997                      1996
                                                               -----------                 ---------                ----------
     Net earnings                        As reported           $ 2,241,779                 1,254,619                   561,902
                                                               ===========                ==========                ==========
                                         Pro forma             $ 2,217,369                 1,218,761                   561,902
                                                               ===========                ==========                ==========

     Net earnings per share              As reported:
                                            Basic              $      .78                       .44                       .20
                                                               ===========                ==========                ==========
                                            Diluted            $      .77                       .44                       .20
                                                               ===========                ==========                ==========
                                         Pro forma:
                                            Basic              $      .77                       .43                       .20
                                                               ===========                ==========                ==========
                                            Diluted            $      .76                       .43                       .20
                                                               ===========                ==========                ==========

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

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


     Stock option activity during the periods indicated is as follows:

                                                                                       Weighted-
                                                            Number of                   average
                                                              shares                exercise price
                                                            ---------              ----------------
         Balance at December 31, 1995                         154,445                 $     2.25

          Exercised                                           (16,000)                      2.25
          Expired                                             (36,000)                      2.25
                                                            -----------               -----------
         Balance at December 31, 1996                         102,445                       2.25

          Granted                                             109,749                       2.56
          Exercised                                           (20,400)                      2.25
          Terminated                                          (72,045)                      2.25
                                                            -----------               -----------

         Balance at December 31, 1997                         119,749                       2.54

          Exercised                                           (10,000)                      2.25
                                                            -----------               -----------

         Balance at December 31, 1998                         109,749                 $     2.56
                                                            ===========               ===========

     At December 31, 1998, exercise price and the remaining contractual life of outstanding options was $2.56 and eight years, respectively.

     At December 31, 1998 and 1997, the number of options exercisable was 96,291 and 67,291, respectively, and the weighted-average exercise price of those options was $2.56 and $2.54, respectively.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


(11) Earnings Per Share

     As discussed in note 1, the Company adopted SFAS No. 128 effective December 31, 1997. The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS No. 128:

                                                                   1998                       1997                      1996
                                                               -----------                 ----------               -----------
      Numerator:
       Numerator for basic and diluted earnings per
        share - net earnings                                  $   2,241,779                 1,254,619                   561,902
                                                              =============                ==========               ===========

      Denominator:
       Denominator for basic earnings per share -
        weighted average number of common shares
        outstanding during the period                             2,890,516                 2,836,434                 2,767,156
       Incremental common shares attributable to
        exercise of outstanding options                              33,352                    18,505                     7,977
                                                              -------------              ------------               -----------
      Denominator for diluted earnings per share                  2,923,868                 2,854,939                 2,775,133
                                                              =============              ============               ===========
      Basic earnings per share                                $        0.78                      0.44                      0.20
                                                              =============              ============               ===========
      Diluted earnings per share                              $        0.77                      0.44                      0.20
                                                              =============              ============               ===========

     Substantially all options were included in the computation of diluted earnings per share for 1998, 1997 and 1996.

(12) Segment Data and Major Customers

     The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The Company has two reportable segments; the meat processing division (Swiss American) and the pasta division (Royal-Angelus). The Swiss American division produces meat products that are sold primarily to pizza restaurant chains, pizza processors and food service distributors. The Royal-Angelus division produces pasta that is sold primarily to food processors, private label customers, food service distributors and specialty food distributors.

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


   The following table represents financial information about the Company's business segments as of and for the three years ended December 31, 1998:

                                                                   1998                       1997                       1996
                                                              -------------               ------------                -----------
       Net sales to unaffiliated customers:
        Swiss American Division                               $  15,358,867                 21,460,415                 19,677,706
        Royal-Angelus Division                                    9,143,704                  9,505,924                  9,217,666
                                                              -------------               ------------                -----------
             Total sales                                      $  24,502,571                 30,966,339                 28,895,372
                                                              =============               ============                ===========
       Operating income (loss):
        Swiss American Division                               $    (555,721)                 1,072,749                    425,280
        Royal-Angelus Division                                    1,111,545                    794,617                    507,914
        Corporate                                                  (100,135)                   (70,398)                   (76,778)
                                                              -------------               ------------                -----------
             Operating income                                 $     455,689                  1,796,968                    856,416
                                                              =============               ============                ===========

       Identifiable assets:
        Swiss American Division                               $  12,651,307                  5,214,515                  4,920,249
        Royal-Angelus Division                                    4,405,736                  5,098,629                  5,185,553
        Corporate                                                   222,620                  1,225,914                    308,044
                                                              -------------               ------------                -----------
             Total assets                                     $  17,279,663                 11,539,058                 10,413,846
                                                              =============               ============                ===========

       Capital expenditures:
        Swiss American Division                               $   3,288,356                    241,686                         --
        Royal-Angelus Division                                      293,413                     60,810                    194,775
        Corporate                                                     5,598                         --                        587
                                                              -------------               ------------                -----------
             Total capital expenditures                       $   3,587,367                    302,496                    195,362
                                                              =============               ============                ===========

       Depreciation and amortization:
        Swiss American Division                               $     155,742                    201,537                    213,892
        Royal-Angelus Division                                      291,508                    327,995                    352,669
        Corporate                                                     5,598                      5,587                      5,898
                                                              -------------               ------------                -----------
             Total depreciation and
                amortization                                  $     452,848                    535,119                    572,459
                                                              =============               ============                ===========

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


   The Company had major customers during 1998, 1997 and 1996 that accounted for more than 10% of consolidated sales and purchased products, as follows:

                                                                                                         Accounts receivable
                             1998                       1997                       1996                balance at December 31
                     -------------------       --------------------        -------------------        -------------------------
   Customer             Sales        %            Sales         %              Sales        %            1998            1997
--------------       -----------   -----       -----------    -----        -----------    ----        ----------      ---------
          A          $ 2,626,616      11       $  7,356,414      24        $ 7,043,135      24        $ 206,465       $ 807,982
          B            2,987,405      12          3,275,088      11          3,158,942      11               --              --
          C          $ 2,727,134      11       $         --      -                  --      -         $ 283,106       $      --
                     ===========   =====       ============   =====        ===========    ====        =========       =========

(13) Commitments and Contingencies

     The following table summarizes future minimum lease commitments required under various noncancelable operating leases:

                                                           Amount
                                                         ----------

                  Year ending December 31:
                         1999                            $ 260,114
                         2000                              270,519
                         2001                              114,552
                                                         ---------

                                                         $ 645,185
                                                         =========

     Rent expense for all leases was approximately $405,000, $396,000 and $387,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

     As of December 31, 1998, 37% of the Company's employees are covered by a collective bargaining agreement which expires March 31, 2002.

     The Company is involved in a legal action arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company.

(14) Self-Insured Health Benefits

     The Company is self-funded for Company provided health insurance benefits for its nonunion employees. The profit or loss effects of self-insuring cannot be foreseen and may be adverse. The Company has a reinsurance policy which covers claims in excess of $40,000 for any covered individual.

(15) Casualty Loss

     On August 1, 1998, a fire destroyed one of the Company's two meat processing facilities located in San Francisco, CA. The destroyed facility was being leased under an operating lease expiring on November 1, 1998. The fire destroyed inventory with a net book value of $1,112,435 and certain equipment and leasehold improvements with a net book value of $474,835. The inventory was insured at market value and the equipment and leasehold improvements were insured at replacement cost. The total recovery for

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997


     inventory, equipment and leasehold improvements totaled $3,117,607. The Company is also being reimbursed for incremental costs under its "Business Interruption & Extra Expense" coverage, which reimbursement totaled $1,954,670 as of December 31, 1998. The business interruption claims are ongoing until the Company's new meat processing facility is completed, which is scheduled to be completed in fiscal 1999. As of December 31, 1998, the Company's total insurance claims were $5,204,738, resulting in a gain of $3,204,542, which is included in "Other income". The Company has received a partial payment of $3,000,000 as of December 31, 1998 and the remaining amount of $2,204,738 is included in the balance sheet as "Insurance recovery receivable," as it was received after December 31, 1998. There has been no final settlement on any of the aforementioned claims.

                              PROVENA FOODS INC.

         Schedule II:  Valuation and Qualifying Accounts and Reserves

                 Years ended December 31, 1998, 1997 and 1996


                                     Balance at                                Deductions -
                                    beginning of           Provision, net      uncollectible       Balance at end
       Description                     period              of recoveries         accounts            of period
       -----------                ----------------         --------------      ----------------    ---------------
Allowance for doubtful
  receivables:
    1998                           $10,934                   ---                 10,934                   ---
                                    ======                ======                =======                 ======

    1997                           $   ---                36,241                (25,307)                10,934
                                   =======               =======                =======                 ======

    1996                           $54,700               (43,637)               (11,063)                  ---
                                   =======               =======                =======                 =====

See accompanying independent auditors' report.