Form 10-Q
period 1999-03-31
PROVENA FOODS INC
filed 1999-04-30
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   Form 10-Q

--------------------------------------------------------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 1999

Commission File Number  1-10741

                              PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)

                       California                                  95-2782215
-----------------------------------------------               --------------------------------------
 (State or other jurisdiction of incorporation                (I.R.S. employer identification number)
               or organization)

       5010 Eucalyptus Avenue, Chino, California                         91710
-----------------------------------------------               -----------------------------
      (Address of principal executive offices)                        (ZIP Code)

                                                 (909) 627-1082
----------------------------------------------------------------------------------------------
                            (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---



The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                            Common Stock  2,927,353

                              PROVENA FOODS INC.

                      1999 Form 10-Q First Quarter Report

                               Table of Contents
                               -----------------

Item                                                                        Page
----                                                                        ----

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

1.  Financial Statements.....................................................1

       Condensed Statements of Income........................................1

       Condensed Balance Sheets..............................................2

       Condensed Statements of Cash Flows....................................3

       Notes to Condensed Financial Statements...............................4

2.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations............................................................5

       Results of Operations.................................................5

       Swiss American Sausage Co. Meat Division..............................5

       Royal-Angelus Macaroni Company Pasta Division.........................5

       The Company...........................................................6

       Liquidity and Capital Resources.......................................6

       Year 2000.............................................................7

                          PART II.  OTHER INFORMATION
                          ---------------------------

1.  Legal Proceedings........................................................7

2.  Changes in Securities....................................................7

3.  Defaults Upon Senior Securities..........................................7

4.  Submission of Matters to a Vote of Security Holders......................7

5.  Other Information........................................................8

       Common Stock Repurchase and Sale......................................8

       American Stock Exchange Listing.......................................8

       Cash Dividends Paid...................................................8

       Management Stock Transactions.........................................8

6.  Exhibits and Reports on Form 8-K.........................................8

    Signature................................................................8

                        Part I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM I. FINANCIAL STATEMENTS


                              PROVENA FOODS INC.

                        Condensed Statements of Income

                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                   1999               1998
Net sales                                       $4,935,510          7,353,290

Cost of sales                                    4,959,679          6,212,139
                                                 ---------          ---------

       Gross profit (loss)                         (24,169)         1,141,151

Operating expenses:
   Distribution                                    284,052            262,977
   General and administrative                      345,847            302,463
                                                 ---------          ---------

      Operating profit (loss)                     (654,068)           575,711

Interest expense net                                (2,322)              (249)
Other income, net                                1,081,624             35,745
                                                 ---------          ---------

      Earnings before income taxes                 425,234            611,207

Income tax expense                                 170,000            243,000
                                                 ---------          ---------

Net earnings                                    $  255,234            368,207
                                                 =========          =========

Earnings per share:
   Basic                                         $    .09                .13
                                                 =========          =========

   Diluted                                       $    .09                .13
                                                 =========          =========

Weighted average number of shares outstanding:
   Basic                                         2,922,756          2,873,301
                                                 ---------          ---------

   Diluted                                       2,934,669          2,921,584
                                                 ---------          ---------

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets


                                                                 March 31,         December 31,
                Assets                                             1999               1998
               -------                                           ---------        ------------
                                                               (Unaudited)
Current Assets:
   Cash and marketable securities                               $ 1,613,179          116,306
   Accounts receivable, less allowance for doubtful
     accounts of $12,000 at 1999 and $0 at 1998                   1,712,744        1,638,022
   Insurance recovery receivable                                  1,241,257        2,204,738
   Inventories                                                    1,636,679        1,458,369
   Prepaid expenses                                                 365,815           59,118
                                                                -----------      -----------
      Total current assets                                        6,569,674        5,476,553
                                                                -----------      -----------
Restricted cash                                                     246,637        3,960,224
Deferred tax asset                                                   73,504           73,504
Property and equipment, net                                      10,140,224        7,602,040
Other assets                                                        130,164          167,342
                                                                -----------       ----------
                                                                $17,160,203       17,279,663
                                                                ===========       ==========
      Liabilities and Shareholders' Equity
     -------------------------------------

Current liabilities:
   Accounts payable                                             $ 1,163,111        1,118,294
   Accrued liabilities                                              551,536          989,443
   Income taxes payable                                             173,911          107,960
                                                                -----------        ---------
      Total current liabilities                                   1,888,558        2,215,697
                                                                -----------        ---------

Long-term debt                                                    4,000,000        4,000,000
Deferred tax liability                                              584,519          584,519

Shareholders' equity:
   Capital shock, no par value; authorized 10,000,000
     shares; issued and outstanding 2,927,353 at 1999
     and 2,913,098 at 1998                                        4,612,747        4,572,482
   Retained earnings                                              6,074,379        5,906,965
                                                                -----------      -----------
      Total shareholders' equity                                 10,687,126       10,479,447
                                                                 ----------       ----------

                                                                $17,160,203       17,279,663
                                                                ===========       ==========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                          1999          1998
Cash flows from operating activities:
   Net earnings                                        $  255,234      368,207
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                      110,121      130,783
       Provision for bad debts                             12,000       22,934
       Decrease (increase) in accounts receivable         (86,722)     496,241
       Decrease in insurance recovery receivable          963,481         --
       Increase in inventories                           (178,310)    (309,048)
       Increase in prepaid expenses                      (306,697)    (136,570)
       Decrease (increase) in other assets                 37,178       (4,140)
       Increase (decrease) in accounts payable             44,817     (259,107)
       Decrease in accrued liabilities                   (437,907)    (542,592)
       Increase in income taxes payable                    65,951      143,413
       Decrease in deferred income                           --         (1,392)
                                                       ----------    ---------

            Net cash provided by (used in)
              operating activities                        479,146      (91,271)
                                                       ----------    ---------

Cash flows from investing activities:
   Additions to property and equipment                 (2,648,305)    (223,175)
                                                       ----------    ---------

            Net cash used in investing activities      (2,648,305)    (223,175)
                                                       ----------    ---------

Cash flows from financing activities:
   Payments on long term debt                               --          (2,115)
   Decrease in restricted cash                          3,713,587         --
   Proceeds from sale of capital stock                     40,266       34,634
   Cash dividends paid                                    (87,821)     (86,297)
                                                       ----------    ---------

            Net cash provided by (used in)
              financing activities                      3,666,032      (53,778)
                                                       ----------    ---------

Net increase (decrease) in cash and cash equivalents    1,496,873     (368,224)
Cash and cash equivalents at beginning of period          116,306    1,089,957
                                                       ----------    ---------

Cash and cash equivalents at end of period             $1,613,179      721,733
                                                       ==========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                          $   44,222       14,442
     Income taxes                                         104,048       99,589
                                                       ==========    =========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            March 31, 1999 and 1998

(1)  Basis of Presentation
--------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at March 31, 1999 and December 31, 1998 consist of:

                                                  1999           1998
                                                  ----           ----
                     Raw materials            $  304,153        335,725
                     Work-in-process             343,434        115,034
                     Finished goods              989,092      1,007,610
                                              ----------      ---------

                                              $1,636,679      1,458,369
                                              ==========      =========


(3)  Segment Data
-----------------

Business segment sales and income for the three months ended March 31, 1999 and 1998 and assets at March 31, 1999 and December 31, 1998 are as follows:

                                                 1999           1998
                                                 ----           ----
     Net sales to unaffiliated customers:
        Swiss American Sausage division      $ 2,857,852      4,592,558
        Royal-Angelus Macaroni division        2,077,658      2,760,732
                                              ----------      ---------

           Total sales                        $4,935,510      7,353,290
                                              ==========      =========

     Operating income (loss):
        Swiss American Sausage division      $  (845,686)       252,395
        Royal-Angelus Macaroni division          224,860        343,447
        Corporate                                (33,242)       (20,131)
                                             -----------     ----------

           Operating income (loss)           $  (654,068)       575,711
                                             ===========     ==========

     Identifiable assets:
        Swiss American Sausage division      $10,663,627     12,651,307
        Royal-Angelus Macaroni division        4,448,674      4,405,736
        Corporate                              2,047,902        222,620
                                             -----------     ----------

           Total assets                      $17,160,203     17,279,663
                                             ===========     ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



Results of Operations                        Three Months Ended
                                                  March 31
--------------------                         ------------------
                                             1999          1998
                                             ----          ----
     (Unaudited)                            (amounts in thousands)
Net sales by division:
     Swiss American                         $2,858        $4,592
     Royal-Angelus                           2,078         2,761
                                            ------        ------
             Total                          $4,936        $7,353
                                             =====         =====
Sales in thousands of
  pounds by division:
     Swiss American                          2,014         3,013
     Royal-Angelus                           4,131         5,924


Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division decreased about 38% in dollars and 33% in pounds in the 1st three months of 1999 over the same period in 1998. Sales in dollars decreased proportionately more than in pounds because of lower selling prices reflecting lower meat costs. An August 1, 1998 fire destroyed Swiss's main meat plant. Swiss has been purchasing processed products from other suppliers in an attempt to maintain volume until its new plant is operational, but sales have been substantially lower since the fire. The new meat plant is expected to be completed about mid-year 1999. Swiss has operated at a loss since the fire, realizing a pre-tax profit only after taking into account the benefits of business interruption insurance.

Plant employees are represented by United Food and Commercial Workers Union Local 101, AFL-CIO, under a collective bargaining agreement which expires March 31, 2002. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 25% in dollars and 30% in pounds in the 1st quarter of 1999 compared to the 1st quarter of 1998. Sales decreased because of competition from increasing industry capacity. The percent decrease was lower in dollars than in pounds because of higher average selling prices from a lower proportion of high volume-lower priced sales. Royal's operating profit for the 1st quarter of 1999 was down about 35% from its operating profit for the 1st quarter of 1998 because of the lower sales. Royal's sales in the 1st quarter of 1999 essentially equalled its sales in the 1st quarter of 1997, but its operating profit for the 1st quarter of 1999 was triple its operating profit for the 1st quarter of 1997 because of higher production labor efficiency and lower flour costs.

The Company
-----------

Company sales were down about 33% and the Company realized a net profit of $255,234 in the 1st quarter of 1999 compared to $368,207 for the 1st quarter of 1998. Both divisions contributed to the reduced sales and profits. The Company's margin for the 1st quarter of 1999 was a negative .5% compared to a 15.5% margin a year ago. The reduction in the margin was caused by operating losses at Swiss. Royal's margin increased nominally.

Administrative expense was up about $43,000 for the 1st quarter of 1999 compared to the same period in 1998, primarily from a large increase in health benefit costs and smaller increases in officer and clerical payroll and bank charges. Distribution expense was up about $21,000 because of increased salesmen payroll, salesmen expense and promotional expense, partially offset by lower freight on lower sales. Net interest expense increased about $2,000 from interest on the industrial development bonds partially offset by interest income on higher cash balances. Other income increased because of recognition of business interruption insurance proceeds.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At March 31, 1999, the Company had no borrowings under its $2,000,000 bank line of credit with Comerica Bank-California. The Comerica line of credit is part of a credit facility proposed by Comerica for the Company's financial needs, including the need to finance the acquisition and construction of the new meat plant. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over Comerica's cost of funds or 0.25% under its "Base Rate."

Also as part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate -- 2.85% per annum at March 31, 1999. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal begin May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

The proposed credit facility also contemplates an up to $1,200,000 term loan for a new pasta line, an up to $1,000,000 term loan for equipment at the new meat plant and an additional $4,000,000 term loan for completion of the new meat plant. The Company expects the $4,000,000 term loan to be implemented and substantially disbursed during the 2nd quarter of 1999. All parts of the credit facility are or will be secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.90, and cash flow coverage greater than 1.30. The Company is not in violation of any financial covenants.

Cash increased $1,496,873 in the 1st quarter of 1999 compared to a decrease of $368,224 in the 1st quarter of 1998. Operating activities produced $479,146 of cash primarily from a decrease in insurance recovery receivable, supplemented by earnings, depreciation, increases in accounts payable and income taxes payable and a decrease in other assets, and diminished by increases in accounts receivable, inventories, and prepaid expenses and a decrease in accrued liabilities. The insurance recovery receivable is unpaid insurance proceeds relating to the fire. Although accounts receivable and inventories increased since year end, they are substantially lower than a year ago because of the fire. Investing activities used $2,648,305 of cash for additions to property and equipment, primarily Swiss's new plant. Financing activities produced $3,666,032 of cash primarily from a decrease in restricted cash. The restricted cash is industrial development bond proceeds disbursable for construction costs.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including the financing of a new meat plant, assuming the proposed credit facility is fully implemented.

Year 2000
---------

Many computer programs use only the last two digits of a year to store or process dates. This is the Y2K defect and programs with it may treat dates after 1999 as earlier than dates before 2000. The Company uses computers for accounting, payroll, display and analysis of information, word processing and other clerical activities, as well as some production process control. The Company has examined its computer usage and found only that its accounting programs exhibit the Y2K defect, which could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company has engaged a computer programmer to correct the defect, which is expected to be corrected before the year 2000 for under $20,000. The Company will be able to manually perform the tasks affected without a material adverse effect on the Company's operations, if the defect is not corrected. Programs being acquired for production at the pasta plant and the new meat plant are specified to be free of the defect. The Company's customers, suppliers and service providers may use computer programs with the Y2K defect which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable. The Company is not aware of any customers, suppliers or service providers with Y2K problems likely to have a material adverse effect, individually or in the aggregate, on the Company's operations, but the Company has limited information about other companies' Y2K problems and no means to audit or direct correction of them.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

During the 1st three months of 1999 the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 1999 the Company sold 14,255 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.83 per share. From inception of the Plan through March 31, 1999, employees have purchased a total of 451,537 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid March 31, 1999 to shareholders of record March 10, 1999.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 1999, except 18 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 28, 1999                           PROVENA FOODS INC.



                                                By /s/ Thomas J. Mulroney
                                                  ------------------------
                                                     Thomas J. Mulroney
                                                     Vice President and
                                                   Chief Financial Officer