Form 10-Q
period 1999-06-30
PROVENA FOODS INC
filed 1999-08-10
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

-------------------------------------------------------------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------

FOR THE QUARTER ENDED JUNE 30, 1999

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

         California                                    95-2782215
         ----------                                    ----------
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

5010 Eucalyptus Avenue, Chino, California                91710
-----------------------------------------             ----------
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

                            Common Stock 2,945,937

                              PROVENA FOODS INC.
                     1999 Form 10-Q Second Quarter Report

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

1. Financial Statements........................................................................................1

      Condensed Statements of Earnings.........................................................................1

      Condensed Balance Sheets.................................................................................2

      Condensed Statements of Cash Flows.......................................................................3

      Notes to Condensed Financial Statements..................................................................4

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................5

      Results of Operations....................................................................................5

      Swiss American Sausage Co. Meat Division.................................................................5

      Royal-Angelus Macaroni Company Pasta Division............................................................5

      The Company..............................................................................................6

      Liquidity and Capital Resources..........................................................................6

      Year 2000................................................................................................7

3. Quantitative and Qualitative Disclosures About Market Risk..................................................8

                                                    PART II. OTHER INFORMATION
                                                    --------------------------

1. Legal Proceedings...........................................................................................8

2. Changes in Securities.......................................................................................8

3. Defaults Upon Senior Securities.............................................................................8

4. Submission of Matters to a Vote of Security Holders.........................................................8

5. Other Information...........................................................................................9

      Common Stock Repurchase and Sale.........................................................................9

      American Stock Exchange Listing..........................................................................9

      Cash Dividend Paid.......................................................................................9

      Management Stock Transactions............................................................................9

6. Exhibits and Reports on Form 8-K............................................................................9

   Signature...................................................................................................9


                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              PROVENA FOODS INC.

                       Condensed Statements of Earnings
                                  (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                    -----------------------     -----------------------
                                                        1999         1998         1999          1998
Net sales                                           $4,773,677    6,407,691     9,709,187    13,760,981

Cost of sales                                        5,003,808    5,546,657     9,963,487    11,758,796
                                                    ----------    ---------     ---------    ----------

          Gross profit (loss)                         (230,131)     861,034      (254,300)    2,002,185

Operating expenses:
     Distribution                                      295,646      271,281       579,698       534,258
     General and administrative                        337,642      297,244       683,489       599,707
                                                    ----------    ---------     ---------    ----------

          Operating income (loss)                     (863,419)     292,509    (1,517,487)      868,220

Interest expense, net                                  (38,295)      (1,522)      (40,617)       (1,771)
Other income, net                                    1,266,245       31,204     2,347,869        66,949
                                                    ----------    ---------     ---------    ----------

          Earnings before
            income taxes                               364,531      322,191       789,765       933,398

Income tax expense                                     146,000      128,000       316,000       371,000
                                                    ----------    ---------     ---------    ----------

Net earnings                                        $  218,531      194,191       473,765       562,398
                                                    ==========    =========     =========    ==========

Earnings per share:
     Basic                                          $      .07          .07           .16           .20
                                                    ==========    =========     =========    ==========

     Diluted                                        $      .07          .07           .16           .19
                                                    ==========    =========     =========    ==========

Weighted average number
  of shares outstanding:
     Basic                                           2,938,316    2,884,742     2,930,579     2,879,053
                                                    ----------    ---------     ---------    ----------

     Diluted                                         2,955,804    2,933,913     2,945,106     2,924,088
                                                    ----------    ---------     ---------    ----------

           See accompanying Notes to Condensed Financial Statements.

                                 PROVENA FOODS INC.

                               Condensed Balance Sheets


                                                                    June 30,    December 31
                                                                      1999         1998
                                                                  ---------    -----------
                                                                  (Unaudited)

                      Assets
                      ------
Current assets:

   Cash and cash equivalents                                    $    112,283       116,306
   Accounts receivable, less allowance for doubtful
     accounts of $24, 000 at 1999 and $0 at 1998                   1,629,252     1,638,022
   Insurance recovery receivable                                   1,562,118     2,204,738
   Inventories                                                     1,955,231     1,458,369
   Prepaid expenses                                                  121,697        59,118
   Income taxes receivable                                             2,089            --
                                                                ------------     ---------
          Total current assets                                     5,382,670     5,476,553
                                                                ------------     ---------
Restricted cash                                                         --       3,960,224
Deferred tax asset                                                    73,504        73,504
Property and equipment, net                                       13,314,198     7,602,040
Other assets                                                         135,290       167,342
                                                                ------------    ----------
                                                                $ 18,905,662    17,279,663
                                                                ============    ==========
          Liabilities and Shareholders' Equity
          ------------------------------------
Current liabilities:

   Current portion of long-term debt                            $     76,700            --
   Note payable to bank                                              783,275            --
   Accounts payable                                                1,689,911     1,118,294
   Accrued expenses                                                  977,209       989,443
   Income taxes payable                                                ---         107,960
                                                                ------------    ----------
          Total current liabilities                                3,527,095     2,215,697
                                                                ------------    ----------

Long-term debt, less current portion                               3,923,300     4,000,000
Deferred tax liability                                               584,519       584,519

Shareholders' equity:
   Capital stock, no par value, authorized 10,000,000
     shares; issued and outstanding 2,945,937 at 1999
     and 2,913,098 at 1998                                         4,666,138     4,572,482
   Retained earnings                                               6,204,610     5,906,965
                                                                ------------    ----------

     Total shareholders' equity                                   10,870,748    10,479,447
                                                                ------------    ----------
                                                                $ 18,905,662    17,279,663
                                                                ============    ==========

See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                        1999              1998
Cash flows from operating activities:
  Net earnings                                         $  473,765      562,398
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                         221,549      273,907
    Provision for bad debts                                24,000       28,934
    Decrease (increase) in accounts receivable            (15,230)   1,216,841
    Decrease in insurance recovery receivable             642,620           --
    Decrease (increase) in inventories                   (496,862)     171,509
    Increase in income taxes receivable                    (2,089)     (50,042)
    Increase in prepaid expenses                          (62,579)     (56,218)
    Decease (increase) in other assets                     32,052       (3,027)
    Increase (decrease) in accounts payable               571,617     (418,507)
    Decrease in accrued liabilities                       (12,234)    (377,064)
    Decrease in income taxes payable                     (107,960)     (98,545)
    Decrease in deferred income                                --       (4,653)
                                                        ---------    ---------

    Net cash provided by operating activities           1,268,649    1,245,533
                                                        ---------    ---------

Cash flows from investing activities:
  Addition to property and equipment                   (5,933,707)    (342,164)
                                                        ---------    ---------

       Net cash used in investing activities           (5,933,707)    (342,164)
                                                        ---------    ---------

Cash flows from financing activities:
  Payments on note payable to bank                             --       (4,230)
  Proceeds from note payable to bank                      783,275           --
  Decrease in restricted cash                           3,960,224           --
  Proceeds from sale of capital stock                      93,656       74,043
  Cash dividends paid                                    (176,120)    (172,947)
       Net cash provided by (used in)                   ---------    ---------
       financing activities                             4,661,035     (103,134)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents       (4,023)     800,235
Cash and cash equivalents at beginning of period          116,306    1,089,957
                                                        ---------    ---------
Cash and cash equivalents at end of period             $  112,283    1,890,192
                                                        =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                           $   92,614       28,877
    Income taxes                                       $  426,048      519,589

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements
                            June 30, 1999 and 1998

(1) Basis of Presentation
-------------------------
The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------
Inventories at June 30, 1999 and December 31, 1998 consist of:


                        1999         1998
                     ----------   ---------
Raw materials        $  390,596     335,725
Work-in-process         325,263     115,034
Finished goods        1,239,372   1,007,610
                     ----------   ---------
                     $1,955,231   1,458,369
                     ==========   =========

(3) Segment Data
----------------
Business segment sales and income (loss) for the three months and six months ended June 30, 1999 and 1998 and assets at June 30, 1999 and December 31, 1998 are as follows:

                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                           --------------------------------   ---------------------------------
                                                               1999                  1998       1999                   1998
Net sales to unaffiliated customers:
 Swiss American Sausage division                           $ 2,949,984            4,333,963     5,807,836               8,926,521
 Royal-Angelus Macaroni division                             1,823,693            2,073,728     3,901,351               4,834,460
                                                           -----------           ----------    ----------              ----------
     Total sales                                           $ 4,773,677            6,407,691     9,709,187              13,760,981
                                                           ===========           ==========    ==========              ==========

Operating income (loss):
 Swiss American Sausage division                           $  (955,326)             144,922    (1,801,012)                397,317
 Royal-Angelus Macaroni division                               133,092              174,155       357,952                 517,602
 Corporate                                                     (41,185)             (26,568)      (74,427)                (46,699)
                                                           -----------           ----------    ----------              ----------
     Operating income (loss)                               $  (863,419)             292,509    (1,517,487)                868,220
                                                           ===========           ==========    ==========              ==========
                                                             June 30,            December 31,
                                                              1999                  1998
                                                           -----------           ----------
Identifiable assets:
 Swiss American Sausage division                          $14,175,574           12,651,307
 Royal-Angelus Macaroni division                             4,392,383            4,405,736
 Corporate                                                     262,114              222,620
                                                           -----------           ----------
     Total assets                                          $18,830,071           17,279,663
                                                           ===========           ==========

(4) Earnings per Share
----------------------

Pursuant to SFAS No. 128, basic earnings per share are net earnings divided by the weighted average number of shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options, as follows:

                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                           --------------------------------   ---------------------------------
                                                               1999                  1998       1999                   1998
Net earnings                                               $   218,531              194,191       473,765                 562,398
                                                           ===========           ==========    ==========              ==========
Weighted average number of shares                            2,938,316            2,884,742     2,930,579               2,879,053
Incremental shares for options                                  17,488               49,171        14,527                  45,035
                                                           -----------           ----------    ----------              ----------
Weighted average plus incremental shares                     2,955,804            2,933,913     2,945,106               2,924,088
                                                           ===========           ==========    ==========              ==========
Basic earnings per share                                   $       .07                  .07           .16                     .20
                                                           ===========           ==========    ==========              ==========
Diluted earnings per share                                 $       .07                  .07           .16                     .19
                                                           ===========           ==========    ==========              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations               Three Months Ended      Six Months Ended
---------------------                    June 30,               June 30,
                                    ------------------    --------------------
   (Unaudited)                      1999          1998    1999            1998
                                               (amounts in thousands)
Net sales by division:
    Swiss American                  $ 2,950    $ 4,335      $ 5,808    $ 8,927
    Royal-Angelus                     1,823      2,073        3,901      4,834
                                    -------    -------      -------    -------
               Total                $ 4,773    $ 6,408      $ 9,709    $13,761
                                    =======    =======      =======    =======

Sales in thousands of
  pounds by division:
    Swiss American                    2,036      2,986        4,050      5,999
    Royal-Angelus                     3,658      4,222        7,789     10,146

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division decreased 35% in dollars and 32% in pounds in the 1st six months of 1999 and decreased 32% in both dollars and pounds in the 2nd quarter of 1999, compared to the same periods of 1998. Sales in dollars decreased proportionately more than in pounds in the 1st six months of 1999 because of lower selling prices reflecting lower meat costs in the 1st three months of 1999. An August 1, 1998 fire destroyed Swiss's main meat plant. Swiss has been purchasing processed products from other suppliers in an attempt to maintain volume until its new plant is operational, but sales have been substantially lower since the fire. Swiss has operated at a loss since the fire, realizing a pre-tax profit only after taking into account the benefits of business interruption insurance.

The new meat plant is substantially complete and in the process of being made operational. Swiss is negotiating to purchase an additional 2 acres of land adjacent to the new plant for about $200,000 to be available for possible future expansion. Swiss has begun moving from the second San Francisco building, which is leased to 2001, and has an agreement to terminate the lease, conditioned on the close of a pending escrow to sell the building. The increased overhead of the new plant, inefficiency during the start-up period and reduced volume because of the fire are expected to result in near term operating losses at Swiss with no business interruption insurance benefits to offset the losses.

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

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 19% in dollars and 23% pounds in the 1st half of 1999 and decreased 12% in dollars and 13% in pounds in the 2nd quarter of 1999, compared to the same periods of 1998. Sales decreased because of competition from increasing industry capacity. The percent decrease was lower in dollars than in pounds, despite price reductions to meet competition, because products sold had a higher average value per pound. Royal's operating profits were down for the 1st half and 2nd quarter of 1999 over those periods of 1998, primarily because of lower sales.

The Company
-----------

Company sales were down 29% in the 1st half of 1999 compared to the 1st half of 1998 and were down 25% in the 2nd quarter of 1999 compared to the 2nd quarter of 1998. Net earnings for the 1st half of 1999 were $473,765 compared to $562,398 a year ago but earnings for the 2nd quarter of 1999 were $218,531 compared to $194,191 a year ago. Sales and operating profits were down at both divisions for both periods, with business interruption insurance proceeds resulting in the 2nd quarter earnings increase. The Company's margins for the 1st half and the 2nd quarter of 1999 were -2.6% and -4.8%, respectively, compared to 14.5% and 13.4% a year ago. Margins were negative because of the operating losses at Swiss. Royal's margins declined slightly for both periods because of price reductions and sales declining proportionately more than manufacturing costs.

General and administrative expense was up about $84,000 for the 1st half of 1999 compared to the same period in 1998, primarily from increased health benefit costs, payroll, bank changes and outside services. Distribution expense was up about $45,000 because of increased salesmen payroll, salesmen expense and promotional expense, partially offset by lower freight on lower sales. Net interest expense increased from interest on the industrial development bonds. Other income increased because of recognition of business interruption insurance proceeds.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit. At June 30, 1999, the Company had $783,275 of borrowings under its $2,000,000 bank line of credit with Comerica Bank-California. The Comerica line of credit is part of a credit facility proposed by Comerica for the Company's financial needs, including the need to finance the acquisition and construction of the new meat plant. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over Comerica's cost of funds or 0.25% under its "Base Rate."

Also as part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate -- 3.15% per annum at July 31, 1999. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal begin May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

The proposed credit facility also contemplates an up to $1,200,000 term loan for a new pasta line, a $1,000,000 term loan for equipment at the new meat plant and an additional $4,000,000 term loan on the new meat plant. The Company expects the $4,000,000 term loan to be funded during the 3rd quarter of 1999. All parts of the credit facility are or will be secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick asset ratio greater than 0.90, and cash flow coverage greater than 1.30. The Company is not in violation of any financial covenants.

Cash decreased $4,023 in the 1st half of 1999 compared to an increase of $800,235 in the 1st half of 1998. Operating activities produced $1,268,649 of cash, primarily from earnings and depreciation, a decrease in insurance recovery receivable and an increase in accounts payable, diminished by increases in inventories and prepaid expenses and a decrease in income taxes payable. The insurance recovery receivable is unpaid insurance proceeds relating to the fire. Inventories have increased since year end in anticipation of operations at the new meat plant, but are substantially lower than a year ago. Investing activities used $5,933,707 of cash for additions to property and equipment, primarily Swiss's new plant. Financing activities produced $4,661,035 of cash primarily from a decrease in restricted cash, supplemented by borrowings under the bank line of credit. The restricted cash was industrial development bond proceeds disbursable for construction costs.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, assuming the proposed credit facility is substantially implemented.

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

Recent Accounting Pronouncement
-------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of this Standard will not have a material effect on the information presented in the financial statements, in the opinion of management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Both the $4,000,000 industrial development bonds and the $2,000,000 bank line of credit bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and increase the interest expense to the Company if interest rates increase. A 1 % per annum increase in the rate born by the industrial development bonds would increase annual interest expense by $40,000. Assuming an average bank line of credit balance of $1,000,000, a 1 % per annum increase in the rate born by the bank line of credit would increase annual interest expense by $10,000.

                          PART 11. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS No significant litigation.

ITEM 2. CHANGES IN SECURITIES None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 27, 1999, at 11:00 a.m. at the Company's principal office. Shareholders representing 2,392,465 or 81.7% of the 2,927,353 shares entitled to vote were present in person or by proxy, with 419,131 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:


                                                   Without
     Nominee               For         Withheld   Authority
     -------               ---         --------   ---------

John D. Determan        2,384,465      7,000        1,000
Theodore L. Arena       2,391,465        -0-        1,000
Ronald A. Provera       2,389,865      1,600        1,000
Santo Zito              2,391,465        -0-        1,000
Thomas J. Mulroney      2,391,465        -0-        1,000
Louis A. Arena          2,389,865      1,600        1,000
Joseph W. Wolbers       2,391,265        200        1,000
John M. Boukather       2,382,865      8,600        1,000

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1/st/ half of 1999 under its stock repurchase program.

During the 1/st/ half of 1999 the Company sold 30,201 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.89 per share. From inception of the Plan through June 30, 1999, employees have purchased a total of 467,483 shares. In addition, during the 1/st/ half of 1999, Incentive Stock Options were exercised to purchase 2,638 newly issued shares of common stock at the exercise price of $2.5625 per share.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid June 30 to shareholders of record June 10, 1999.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 2nd quarter of 1999, except 1,019 shares purchased by John M. Boukather, director, including 19 under a broker's dividend reinvestment program, and 2,638 shares purchased by Thomas J. Mulroney, chief financial officer, through exercise of Incentive Stock Options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 1999                 PROVENA FOODS INC.




                                     By  /s/Thomas J. Mulroney
                                        -------------------------
                                        Thomas J. Mulroney
                                        Vice President and
                                        Chief Financial Officer