Form 10-Q
period 1999-09-30
PROVENA FOODS INC
filed 1999-11-03
CIK 814139

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                        California                                                                  95-2782215
--------------------------------------------------------------                  ------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I. R. S. employer identification number)

       5010 Eucalyptus Avenue, Chino, California                                                      91710
--------------------------------------------------------------                  ------------------------------------------------
            (Address of principal executive offices)                                               (ZIP Code)

                                                              (909) 627-1082
--------------------------------------------------------------------------------------------------------------------------------
                                       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

The number of shares of Provena Foods Inc. Common -Stock outstanding as of the close of the period covered by this report was:

                            Common Stock  2,958,841

                               PROVENA FOODS NC.

                      1999 Form 10-Q Third Quarter Report

                               Table of Contents
                               -----------------

Item
----
                         PART 1. FINANCIAL INFORMATION
                         -----------------------------
1. Financial Statements.......................................................................   1

        Condensed Statements of Operations....................................................   1

        Condensed Balance Sheets..............................................................   2

        Condensed Statements of Cash Flows....................................................   3

        Notes to Condensed Financial Statements...............................................   4

2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   5

        Results of Operations.................................................................   5

        Swiss American Sausage Co. Meat Division..............................................   5

        Royal-Angelus Macaroni Company Pasta Division.........................................   6

        The Company...........................................................................   6

        Liquidity and Capital Resources.......................................................   6

        Year 2000.............................................................................   8

        Recent Accounting Pronouncement.......................................................   8

3. Quantitative and Qualitative Disclosures About Market Risk.................................   8

                                   PART 11. OTHER INFORMATION
                                   --------------------------

1. Legal Proceedings..........................................................................   8

2. Changes in Securities......................................................................   8

3. Defaults Upon Senior Securities............................................................   8

4. Submission of Matters to a Vote of Security Holders........................................   8

5. Other Information..........................................................................   9

        Common Stock Repurchase and Sale......................................................   9

        American Stock Exchange Listing.......................................................   9

        Cash Dividend Paid....................................................................   9

        Management Stock Transactions.........................................................   9

6. Exhibits and Reports on Form 8-K...........................................................   9

   Signature..................................................................................   9

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              PROVENA FOODS INC.

                      Condensed Statements of Operations

                                  (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                    September 30,
                                                               ------------------              -----------------
                                                               1999          1998              1999          1998
Net sales                                                   $5,069,039    5,867,974        14,778,226    19,628,955

Cost of sales                                                5,412.748    5,172,059        15,376,235    16,930.855
                                                            ----------    ---------        ----------    ----------

Gross profit (loss)                                           (343,709)     695,915          (598,009)    2,698,100

Operating expenses:
  Distribution                                                 371,873      269,480           951,571       803,738
  General and administrative                                   387,817      319,684         1,071,306       919,391
                                                            ----------    ---------        ----------    ----------

     Operating income (loss)                                (1,103,399)     106,751        (2,620,886)      974,971

Interest income (expense), net                                     641       12,500           (39,976)       10,729
Other income, net                                              247,561      519,056         2,595,430       586,005
                                                            ----------    ---------        ----------    ----------

     Earnings (loss) before
       income taxes                                           (855,197)     638,307           (65,432)    1,571,705

Income tax expense (benefit)                                  (342,000)     255,000           (26,000)      626,000
                                                            ----------    ---------        ----------    ----------

Net earnings (loss)                                          $(513,197)     383,307           (39,432)      945.705
                                                            ==========    =========        ==========    ==========
Earnings (loss) per share:
  Basic                                                       $(.17)         .13              (.01)          .33
                                                            ==========    =========        ==========    ==========

  Diluted                                                     $(.17)         .13              (.01)          .32
                                                            ===========   =========        ==========    ==========

Shares used in computing
  earnings (loss) per share:
    Basic                                                     2,955,054   2,895,422         2,938,827     2,884,569
                                                            ----------    ---------        ----------    ----------

Diluted                                                       2,955,054   2,918,484         2,938,827     2,923,639
                                                            ----------    ---------        ----------    ----------

See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets


                                                                     September 30,     December 31,
                       Assets                                            1999             1998
                       ------                                        -------------    -------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                            $   742,999          116,306
  Accounts receivable, less allowance for doubtful
    accounts of $36,000 at 1999 and $0 at 1998                           2,032,003        1,638,022
  Insurance recovery receivable                                            761,083        2,204,738
  Inventories                                                            2,356,926        1,458,369
  Prepaid expenses                                                          48,292           59,118
  Income taxes receivable                                                  344,089            ---
                                                                       -----------      -----------
       Total current assets                                              6,285,392        5,476,553
                                                                       -----------      -----------

Restricted cash                                                              ---          3,960,224
Deferred tax asset                                                          73,504           73,504
Property and equipment, net                                             15,698,918        7,602,040
Other assets                                                               132,915          167,342
                                                                       -----------      -----------
                                                                       $22,190,729       17,279,663
                                                                       ===========      ===========

                   Liabilities and Shareholders' Equity
                   ------------------------------------

Current liabilities:
  Current portion of long-term debt                                    $   390,977            ---
  Note payable to bank                                                   2,774,330            ---
  Accounts payable                                                       1,125,932        1,118,294
  Accrued expenses                                                       1,218,356          989,443
  Income taxes payable                                                       ---            107,960
                                                                       -----------      -----------
       Total current liabilities                                         5,509,595        2,215,697
                                                                       -----------      -----------
Long-term debt, less current portion                                     5,785,213        4,000,000
Deferred tax liabilities                                                   584,519          584,519

Shareholders' equity:
  Capital stock, no par value, authorized 10,000,000
    shares; issued and outstanding 2,958,841 at 1999
    and 2,913,098 at 1998                                                4,708,753        4,572,482
  Retained earnings                                                      5,602,649        5,906,965
                                                                       -----------      -----------
       Total shareholders' equity                                       10,311,402       10,479,447
                                                                       -----------      -----------
                                                                       $22,190,729       17,279,663
                                                                       ===========      ===========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                        --------------------------------
                                                                          1999                     1998
Cash flows from operating activities:
  Net earnings (loss)                                                $   (39,432)                 945,705
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                       402,742                  387,658
     Provision for bad debts                                              36,000                   50,205
     Decrease (increase) in accounts receivable                         (429,981)               1,275,246
     Decrease (increase) in insurance recovery receivable              1,443,655               (1,081,464)
     Decrease (increase) in inventories                                 (898,557)                 935,874
     Increase in income taxes receivable                                (344,089)                  (5,042)
     Decrease (increase) in prepaid expenses                              10,826                  (29,307)
     Decrease in other assets                                             34,427                    6,243
     Increase (decrease) in accounts payable                               7,638                 (158,007)
     Increase (decrease) in accrued expenses                             228,913                 (178,470)
     Decrease in income taxes payable                                   (107,960)                 (98,545)
     Decrease in deferred income                                          ---                      (6,979)
                                                                     -----------              -----------
       Net cash provided by operating activities                         344,182                2,043,117
                                                                     -----------              -----------
Cash flows from investing activities:
  Addition to property and equipment                                  (8,499,620)                (975,119)
                                                                     -----------              -----------
       Net cash used in investing activities                          (8,499,620)                (975,119)
                                                                     -----------              -----------
Cash flows from financing activities:
  Payments on note payable to bank                                       (23,810)                (751,735)
  Proceeds from note payable to bank                                   4,974,330                    ---
  Decrease in restricted cash                                          3,960,224                    ---
  Proceeds from sale of capital stock                                    136,271                  112,784
  Cash dividends paid                                                   (264,884)                (259,942)
                                                                     -----------              -----------
       Net cash provided by (used in)
          financing activities                                         8,782,131                 (898,893)
                                                                     -----------              -----------
Net increase in cash and cash equivalents                                626,693                  169,105
Cash and cash equivalents at beginning of period                         116,306                1,089,957
                                                                     -----------              -----------
Cash and cash equivalents at end of period                           $   742,999                1,259,062
                                                                     ===========              ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $   170,820              $    33,795
    Income taxes                                                     $   426,048              $   729,589


           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                          September 30, 1999 and 1998


(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustment, which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------
Inventories at September 30, 1999 (unaudited) and December 31, 1998 consist of:


                                      1999                 1998
                                      ----                 ----
     Raw materials               $  937,364               335,725
     Work-in-process                568,943               115,034
     Finished goods                 850,619             1,007,610
                                  ---------             ---------
                                 $2,356,926             1,458,369
                                  =========             =========

(3) Segment Data
----------------
Business segment sales and income (loss) for the three months and nine months ended September 30, 1999 and 1998 and assets at September 30, 1999 and December 31, 1998 are as follows:

                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                        --------------------------------      -------------------------------
                                             1999              1999                1999              1998
Net sales to unaffiliated customers:      3,300,225        3,594,703            9,108,061        12,521,224
 Swiss American Sausage division          1,768,814        2,273,271            5,670,165         7,107,731
 Royal-Angelus Macaroni division        -----------        ---------          -----------        ----------
    Total sales                         $ 5,069,039        5,867,974           14,778,226        19,628,955
                                        ===========        =========          ===========        ==========

Operating income (loss):                $(1,129,747)        (129,257)         (2,930,759)           268,060
 Swiss American Sausage division             60,215          260,165             418,167            777,767
 Royal-Angelus Macaroni division            (33,867)         (24,157)           (108,294)           (70,856)
B Corporate                             ------------       ---------          -----------        ----------
    Operating income (loss)             $(1,103,399)         106,751          (2,620,886            974,971
                                        ===========        =========          ===========        ==========

                                                    September 30,             December 31,
                                                        1999                      1998
                                                   --------------             ------------
Identifiable assets:
 Swiss American Sausage division                    $16,520,252                12,651,307
 Royal-Angelus Macaroni division                      4,405,608                 4,405,736
 Corporate                                            1,238,069                   222,620
                                                    -----------               -----------
    Total assets                                    $22,163,929               $17,279,663
                                                    ===========               ===========
(4) Earnings (Loss) Share
-------------------------
Pursuant to SFAS No. 128, basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options, as follows:


                                                         Three Months Ended September 30,            Nine Months Ended September 30,
                                                         -------------------------------             -------------------------------
                                                               1999             1998                      1999            1998

Net earnings (loss)                                       $  (513,197)             383,307            (39,432)            945,795
                                                          ===========          ===========        ===========         ===========
Weighted average number of shares                           2,955,054            2,895,422          2,938,827           2,884,569
Incremental shares for options                                 ---                  23,062             ---                 39,070
                                                          -----------          -----------        -----------         -----------
Weighted average plus incremental shares                    2,955,054            2,918,484          2,938,827           2,923,639
                                                          ===========          ===========        ===========         ===========
Basic earnings (loss) per share                           $  (.17)                 .13                (.01)               .33
                                                          ===========          ===========        ===========         ===========
Diluted earnings (loss) per share                         $  (.17)                 .13                (.01)               .32
                                                          ===========          ===========        ===========         ===========

The incremental shares are not utilized for the periods with a net loss because the impact would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations          Three Months Ended   Nine Months Ended
---------------------             September 30        September 30
                               ------------------  ------------------
    (Unaudited)                   1999     1998      1999     1998
                                       (amounts in thousands)
Net sales by division:
   Swiss American             $3,300     $ 3,594   $ 9,108   $12,521
   Royal-Angelus               1,769       2,274     5,670     7,108
                              ------     -------   -------   -------
       Total                  $5,069     $ 5,868   $14,778   $19,629
                              ======     =======   =======   =======
Sales in thousands of
 pounds by division:
   Swiss American              2,270       2,514     6,320     8,513
   Royal-Angelus               3,548       4,587    11,337    14,733

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division decreased 27 % in dollars and 26 % in pounds in the 1 st nine months of 1999 and decreased 8% in dollars and 10% in pounds in the 3rd quarter of 1999, compared to the same periods of 1998. Meat costs and selling prices were lower in the 1st quarter and higher in the 3rd quarter of this year compared to the same periods last year, causing the variations in the percentage decreases between dollars and pounds.

An August 1, 1998 fire destroyed Swiss's main meat plant, and since then Swiss has had lower sales and has been purchasing processed products from other suppliers in an attempt to retain its customers. Construction of Swiss's new plant is complete and most of the equipment is installed at a cost through September 30, 1999 of about $10,000,000 net of $1,600,000 of insurance proceeds for equipment lost in the fire. The estimated cost to complete the installation of equipment, primarily a portion of the crumbles line, is $650,000. Operations have commenced, sales of products produced at the new plant are increasing and purchases of processed products are decreasing. Swiss has operated at a loss since the fire. Compensation for the losses from business interruption insurance ended mid-year. The increased overhead of the new plant, inefficiency during the start-up period and reduced volume resulted in an operating loss at Swiss for the 3rd quarter of 1999, and operating losses at Swiss are expected to continue for the near term.

Swiss has moved from the second San Francisco building leased to 2001, and the lease has been terminated with no payment for early termination. Swiss has an agreement to purchase an additional 2 acres of land adjacent to the new plant for about $200,000 to be available for possible future expansion.

Plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Royal-Angelus Macaroni Company Pasta Division
----------------------------------------------

The pasta division's sales decreased about 20% in dollars and 23% in pounds in the 1st nine months of 1999 and decreased 22% in dollars and 23% in pounds in the 3rd quarter of 1999, compared to the same periods of 1998. Sales decreased because of competition from increasing industry capacity. The percent decrease was lower in dollars than in pounds, despite price reductions to meet competition, because products sold had a higher average value per pound. Royal's operating profits were down for the 1st nine months and 3rd quarter of 1999 over those periods of 1998, primarily because of lower sales.

On September 23, 1999, by a vote of 21 to 14, plant employees of Royal elected United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC as their collective bargaining representative. There have been no negotiations of a collective bargaining agreement.

The Company
-----------

Company sales were down 25% in the 1st nine months of 1999 compared to the same period of 1998 and were down 14% in the 3rd quarter of 1999 compared to the 3rd quarter of 1998. The Company had a net loss of $39,432 for tile 1st nine months of 1999 Compared to net earnings of $945,705 a year ago and a net loss of $513,197 for the 3rd quarter of 1999 compared to net earnings of $383,307 a year ago. Reduced sales and operating losses at Swiss were the principal cause of the Company's reduced sales and losses for both periods, although sales and operating profits were also down at Royal. The Company's margins for the 1st nine months and the 3rd quarter of 1999 were -4% and -6.8%, respectively, compared to 13.7% and 11.9% a year ago. Margins were negative because of the operating losses at Swiss. Royal's margins declined for both periods because of price reductions and sales declining proportionately more than manufacturing costs.

General and administrative expense was up about $152,000 for the 1st nine months of 1999 compared to the same period in 1998, primarily from increased health benefit costs, outside services, bank charges, clerical payroll, depreciation, printing and travel. Increased outside services resulted in part from the union election at Royal. Printing reflects new stationery and advertising material for the new meat plant and travel was between the old and new plant sites. Distribution expense was up about $148,000 because of increased salesmen payroll, travel, and freight at Swiss and a leased truck at Royal. Net interest changed from income to an expense for the nine months because of interest on the industrial development bonds and higher borrowings under the bank line of credit, but was income for the 3rd quarter because of capitalization of prior industrial development bond interest. Other income increased for the nine months and decreased for the 3rd quarter because of business interruption insurance proceeds.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its $2,000,000 bank line of credit with Comerica BankCalifornia. At September 30, 1999, the Company was overdrawn with bank-approved borrowings of $2,774,330 under its bank line of credit. The Comerica, line of credit is part of a credit facility proposed by Comerica for the Company's financial needs, including the need to finance the acquisition and construction of the new meat plant. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the

Company's option, of either 1.75% over Comerica's cost of funds or 0.25% under its "Base Rate."

Also as part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 3.45 % per annum at September 30, 1999. The Company pays a 1. 5 % per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0. 5 % of the bond principal per year. Monthly payments of bond principal begin May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

The proposed credit facility originally contemplated an up to $1,200,000 term loan for a new pasta line, a $1,000,000 term loan for equipment at the new meat plant and an additional $4,000,000 long term loan on the new meat plant. The long term loan has not been funded because an adequate appraisal of the new meat plant has not been obtained. The Company expects the long term loan to fund in the 4th quarter of 1999, but the amount may be less than $4,000,000. The bank funded two loans on meat plant equipment during the 3rd quarter of 1999, a $1,000,000 loan on July 28, 1999 bearing interest at the bank's "Base Rate," and a $1,200, 000 loan on September 29, 1999 bearing interest at the bank's "Base Rate" plus 0.25%. Both are payable in equal monthly payments of principal plus interest over seven years.

All parts of the credit facility are or will be secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick asset ratio greater than 0.90, and cash flow coverage greater than 1.30. The Company was in default under the quick-asset-ratio covenant at September 30, 1999 and the bank has waived the default.

Cash increased $626,693 in the 1st nine months of 1999 compared to an increase of $169,105 in the 1st nine months of 1998. Operating activities produced $344,182 of cash, primarily from the excess of depreciation over the loss, with a decrease in insurance recovery receivable and an increase in accrued expenses offsetting increases in accounts receivable, inventories and income taxes receivable and a decrease in income taxes payable. The insurance recovery receivable is unpaid insurance proceeds relating to the fire, all of which have been paid. Inventories have increased since year end because of the commencement of operations at the new meat plant. Receivables are up because sales for September 1999 were up. Investing activities used $8,499,620 of cash for additions to property and equipment, primarily Swiss's new plant. Financing activities provided $8,782,131 of cash primarily from a decrease in restricted cash, borrowings under the bank line of credit and the proceeds of two equipment loans. The restricted cash was industrial development bond proceeds disbursed for construction costs.

The Company believes that its operations and bank line -of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, assuming the $4,000,000 proposed long term loan is substantially funded.

Year 2000
---------

Many computer programs use only the last two digits of a year to store or process dates. This is the Y2K defect and programs with it may treat dates after 1999 as earlier than dates before 2000. The Company uses computers for accounting, payroll, display and analysis of information, word processing and other clerical activities, as well as some production process control. The Company examined its computer usage and found only that its accounting programs exhibited the Y2K defect, which has been corrected. Programs being acquired for production at the pasta plant and the new meat plant are specified to be free of the defect. The Company's customers, suppliers and service providers may use computer programs with the Y2K defect which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable. The Company is not aware of any customers, suppliers or service providers with Y2K problems likely to have a material adverse effect, individually or in the aggregate, on the Company's operations, but the Company has limited information about other companies' Y2K problems and no means to audit or direct correction of them.

Recent Accounting Pronouncement
-------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this Standard will not have a material effect on the information presented in the financial statements, in the opinion of management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The $4,000,000 industrial development bonds, the $2,000,000 bank line of credit, and the $2,200,000 of equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and increase the interest expense to the Company if interest rates increase. A 1% per increase in the rate annum by the industrial development bonds would increase annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $1,000,000 plus the $2,200,000 of equipment loans, a 1% per annum increase in the rate born by those borrowings would increase annual interest expense by almost $32,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st nine months of 1999 under its stock repurchase program.

During the 1st nine months of 1999 the Company sold 43,105 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $3.00 per share. From inception of the Plan through September 30, 1999, employees have purchased a total of 480,387 shares. In addition, during the 1st nine months of 1999, Incentive Stock Options were exercised to purchase 2,638 newly issued shares of common stock at the exercise price of $2.5625 per share.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA"

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid September 30, 1999 to shareholders of record September 10, 1999.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 3rd quarter of 1999, except 28 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 1999                  PROVENA FOODS INC.

                                        By   /s/ Thomas J. Mulroney
                                          ----------------------------
                                                 Thomas J. Mulroney
                                                 Vice President and
                                              Chief Financial Officer