Form 10-K405
period 1999-12-31
PROVENA FOODS INC
filed 2000-03-20
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-K
________________________________________________________________________________

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934
________________________________________________________________________________
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                  California                                    95-2782215
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I. R. S. employer
 or organization)                                         identification number)

     5010 Eucalyptus Avenue, Chino, California                        91710
----------------------------------------------            ----------------------
    (Address of principal executive offices)                     (ZIP Code)

                                 (909)627-1082
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b)of the act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
         COMMON STOCK                AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g)of the act: None
________________________________________________________________________________

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
The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 26, 2000 was $8,199,397.

     The number of shares of Provena Foods Inc. Common Stock outstanding on February 20, 1999 was 2,981,599.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                              -

                               PROVENA FOODS INC.

                          1999 FORM 10-K ANNUAL REPORT

                               Table of Contents


Item                                 PART I                                 Page
----                                 ------                                 ----
 1. Business................................................................. 1

 2. Properties............................................................... 4

 3. Legal Proceedings........................................................ 5

 4. Submission of Matters to a Vote of Security Holders...................... 5

                                    PART II
                                    -------

 5. Market for the Registrant's Common Stock and Related Stockholder Matters. 5

 6. Selected Financial Data.................................................. 7

 7. Management's Discussion and Analysis of Financial Condition and Results of
    Operations .............................................................. 8

 7A Quantitative and Qualitative Disclosure About Market Risk................11

 8. Financial Statements and Supplementary Data..............................11

 9. Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure...............................................................11

                                    PART III
                                    --------

10. Directors and Executive Officers of the Registrant.......................11

11. Executive Compensation...................................................12

12. Security Ownership of Certain Beneficial Owners and Management...........14

13. Certain Relationships and Related Transactions...........................14

                                    PART IV
                                    -------

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........15

                                _______________

    Signatures..............................................................164

ITEM 1. BUSINESS

General
-------

     Provena Foods Inc. (the "Company") is a California-based specialty food processor engaged in the supply of food products to other food processors, distributors and canners. Its primary products are pepperoni and Italian-style sausage sold to frozen pizza processors, pizza restaurant chains and food distributors and dry pasta sold to food processors and canners, private label producers and food distributors. The Company's products are sold throughout the United States but primarily in the Western United States.

     The Company's meat processing business is conducted through the Swiss American Sausage Co. Division (" Swiss American" or "Swiss"), and its pasta business is conducted through the Royal-Angelus Macaroni Company Division ("Royal Angelus" or "Royal"). The Company acquired its present businesses between 1972 and 1975. The predecessor of Swiss was founded in 1922 and the two predecessors to Royal, Royal Macaroni Company and Angelus Macaroni Mfg. Co., were founded in 1878 and 1946, respectively. The Company was incorporated in 1972 in California with an initial capitalization of approximately $12,000.

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


Swiss American Sausage Co. Meat Division
----------------------------------------

     During the years ended December 31, 1999 and 1998, sales by Swiss accounted for 64.3% and 62.7%, respectively, of the Company's net sales. The Company's processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U.S. Government. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

     The meat processing activities of the Company were conducted at its facilities in San Francisco, California, until the main plant was destroyed by a fire on August 1, 1998. The San Francisco plant had an estimated theoretical production capacity of 27,000,000 pounds per year. In 1999, the Company completed construction of a new meat plant in Lathrop, California. Installation of equipment at the new meat plant is substantially completed, operations have commenced, and the inefficiencies of starting up a new plant are diminishing. The new meat plant will have a preliminary estimated theoretical production capacity of 46,000,000 pounds per year when fully equipped. The Company purchased an additional 2 acres of land adjacent to the new plant in 1999 to ensure a capability of expansion which the old meat plant did not have. See ITEM
2. PROPERTIES.

     The meat processing activities of Swiss are typified by its processing of pepperoni, its principal product, which consists of the following steps: (i) the purchase of beef and pork trimmings with a guaranteed lean content; (ii) the blending of the meat into the Company's meat product while carefully controlling the consistency and content of the product; (iii) the addition of spices and preservatives to the product; (iv) the extrusion of the product into sausage casings; (v) the oven cooking of the product in the casings; and (vi) the drying of the cooked product. Throughout the production process, the Company subjects its meat products to quality control inspection for the purposes of satisfying
U. S. Department of Agriculture regulations, meeting customer specifications and assuring a consistent quality of the products to the Company's customers.

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


Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

     During the years ended December 31, 1999 and 1998, sales by Royal-Angelus accounted for 35.7% and 37.3%, respectively, of the Company's net sales. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

     Beginning in the latter part of 1987, the Company's pasta products have been produced at Royal-Angelus' production plant in Chino, California. In April 1995, the Company purchased a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 2001. The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year, with adequate short-goods capacity for the foreseeable production needs of Royal, but with limited long-goods capacity from its single line. The Company has ordered a second 17,000,000 pounds per year capacity long-goods line, subject to obtaining financing.

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

     During 1999, when the new meat plant was not operational and the old meat plant had been destroyed by fire, the meat division attempted to maintain volume by purchasing processed products from other suppliers for its customers, but the meat division's sales were almost $1,000,000 per month lower than before the fire. Business interruption insurance covered most of the increased cost of purchasing from suppliers.


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


Dependency on a Limited Number of Large Customers
-------------------------------------------------

     A substantial portion of the Company's revenues has in recent years resulted from sales to a few customers. See Note 12 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 1999:

                          Number of      Division       Company
           Division       Customers       Sales %        Sales %
           --------       ---------      --------       --------

         Swiss American       3             53%           35%
         Royal-Angelus        2             25%            9%
                             ---                          ---
                Totals        5                           44%

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

Employees
---------

     As of December 31, 1999, the Company employed 149 full-time employees, 91 in production at Swiss in Lathrop, California, 42 in production at Royal-Angelus in Chino, California, 7 in clerical and office functions, 4 in sales activities, and 5 in management activities.

     Swiss's plant employees are represented by the United Food and Commercial Workers Union Local 588, AFL-CIO, CLC under a collective bargaining agreement renewed April 1, 1998 to expire March 31, 2002. In September 1999, Royal's plant employees elected United Food and Commercial Workers Union Local 1428, AFL-CIO, CLC as their collective bargaining representative and negotiations of a collective bargaining agreement are in progress. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.


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


Regulation
----------

     Food products purchased, processed and sold by the Company are subject to various federal, state and local laws and regulations, including the federal Meat Inspection Act and the Federal Food, Drug and Cosmetic Act. Since January 25, 1999, the Company has complied with the U. S. Department of Agriculture's Hazardous and Analysis Critical Control Points Program which enables the Company to self-inspect its meat products and production conditions and techniques. As required by law, U. S. Department of Agriculture employees visit the Company's plant to inspect meat products processed by the Company and to review the Company's compliance with the program. The Company is also subject to various federal, state and local regulations regarding workplace health and safety, environmental protection, equal employment opportunity and other matters. The Company maintains quality control departments at both its Lathrop and Chino facilities for purposes of testing product ingredients and finished products to ensure the production of products of predictable quality and consistency, as well as compliance with applicable regulations and standards.


ITEM 2. PROPERTIES

     The Company's original 48,000 square foot meat processing plant located in San Francisco was destroyed by fire on August 1, 1998. The lease of a nearby 45,000 square foot facility used for drying and slicing operations was terminated in 1999 with no payment for early termination. In 1999, the Company completed construction of a new approximately 85,000 square foot meat plant in Lathrop, California, installed most of the equipment and commenced operations. The preliminary estimated theoretical production capacity of the new meat plant, when current installation of equipment is completed, is 46,000,000 pounds per year, compared to 27,000,000 pounds per year for the old plant. The Company purchased an additional 2 acres of land adjacent to the new plant in 1999 to ensure a capability of expansion which the old meat plant did not have. See Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. In April 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 2001. The Chino plant, after the addition of a third short-goods production line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds annually, with adequate short-goods capacity to fulfill foreseeable needs of the pasta division, but with limited long-goods capacity from its single line. The Company has ordered a second 17,000,000 pounds per year capacity long-goods line, subject to obtaining financing. After installation of a second long-goods line, the pasta plant will still have capability of further expansion.

ITEM 3. LEGAL PROCEEDINGS

     The Company, from time to time, is involved in routine claims and litigation incidental to its business. Management believes that none will have a material adverse effect on the Company's business or financial condition.


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


                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the American Stock Exchange under the symbol "PZA". The following table sets forth high and low prices as traded on the American Stock Exchange:

                                Quarter of Fiscal Year Ended December 31
                               First        Second       Third      Fourth
                               -----        ------       -----      ------
              1997  High        3-1/8        2-13/16     2-5/8       3
                    Low         2-1/2        2-1/4       2-1/8       2-3/8

              1998  High        5-7/16       5-1/16      4           3-1/2
                    Low         2-5/8        3-3/4       2-5/16      2-7/16

              1999  High        3-1/16       3-3/4       3-9/16      3-1/8
                    Low         2-1/2        2-11/16     2-15/16     2-1/2

The closing price on December 31, 1999 was $2-3/4.



Common Stock
------------

     The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 1999 the Company had issued and outstanding 2,972,029 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988, and has paid the following annual amounts per share:

             1999   1998   1997   1996   1995   1994     1993     1992   1991   1990    1989   1988
Dividends    $0.12  $0.12  $0.12  $0.10  $0.18  $0.1725  $0.1625  $0.16  $0.14  $0.125  $0.11  $0.10

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

     Shareholder communications regarding transfers, changes of address, missing dividends, lost certificates or similar matters should be directed to the Company's transfer agent and registrar, ChaseMellon Shareholder Services, Stock Transfer Department, Washington Bridge Station, P.O. Box 469, New York, NY 10033, (800)522-6645, www. chasemellon.com.


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

     In 1999, the Company purchased no shares under its stock repurchase program, and received no shares in payment of the exercise price of options. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

     Under the Employee Stock Purchase Plan, in 1999 employees purchased 56,293 newly issued shares at an average price of $2.98 per share. Employees have purchased a total of 493,575 shares under the plan through December 31, 1999, at an average price of $3.03 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $160,000 per year.

     An employee exercised Incentive Stock Options in 1999 to purchase 2,638 shares at an exercise price of $2-9/16 per share.

  ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below under the headings Statement of operations data and Balance sheet data for, and as of the end of, each of the years in the five-year period ended December 31, 1999 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 1999, included in a separate section at the end of this report beginning on Page F-l. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.


                                                                                              Year Ended December 31,
                                                                        1999             1998           1997        1996     1995
                                                                        ----             ----           ----        ----     ----
Statement of operations data:                                                   (Amounts in thousands except per share data)

Net Sales                                                             $20,628            24,503         30,966     28,895    23,424
Cost of sales                                                          20,371            21,794         27,103     26,037    21,348
                                                                       ------            ------         ------     ------    ------
Gross profit                                                              257             2,709          3,863      2,858     2,076

Distribution, general and administrative expenses                       2,651             2,253          2,066      2,002     2,021
                                                                      -------           -------        -------    -------  --------
Operating income (loss)                                                (2,394)              456          1,797        856        55

Interest income (expense), net                                           (175)               18            (58)       (75)      (66)

Other income, net                                                       2,637             3,326            279        113       184
                                                                      -------           -------        -------    -------  --------
Earnings before income taxes                                               68             3,800          2,018        894       173

Income taxes                                                               30             1,558            764        332        84
                                                                      -------           -------        -------    -------  --------
Net earnings                                                          $    38             2,242          1,254        562        89
                                                                      =======           =======        =======    =======  ========
Earnings per share:                            Basic                  $   .01               .78            .44        .20       .03
                                                                      =======           =======        =======    =======  ========
                                               Diluted                $   .01               .77            .44        .20       .03
                                                                      =======           =======        =======    =======  ========
Cash dividends paid per share                                         $   .12               .12            .12        .10       .18
Weighted average number
of shares outstanding (1):                     Basic                    2,946             2,891          2,836      2,767     2,705

                                               Diluted                  2,961             2,924          2,855      2,775     2,750

Balance sheet data (end of period):
Working capital                                                       $ 1,878             3,261          4,574      3,564     2,832
Property and equipment (net)                                           16,119             7,602          4,468      4,705     5,083
Total assets                                                           22,745            17,280         11,539     10,414    10,050
Long-term debt                                                          7,330             4,000            752        960       969
Shareholders'equity                                                    10,338            10,479          8,435      7,357     6,915

-----------------------------------------------------------------------------------------------------------------------------------

(1)The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, received shares in exercise of incentive stock options and repurchased outstanding shares in the years as shown:


                                                                     1999         1998         1997       1996        1995
                                                                     ----         ----         ----       ----        ----
              Purchase Plan Shares Sold                            56,293       42,959       55,355     51,990      57,223
              Incentive Option Shares Sold                          2,638       10,000       20,400     16,000      53,555
              Received in Exercise of Options                          --        5,842        7,795      8,600      18,500
              Outstanding Shares Repurchased                           --           --           --         --      52,289


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
     The following table sets forth operating data for the years ended December 31, 1999, 1998 and 1997:


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                         1999                1998                   1997
                                                                         ----                ----                   ----
                                                                                     (Dollars in thousands)

Net sales                                                           $20,628   100.0%    $ 24,503  100.0%      $ 30,966  100.0%
Cost of sales                                                        20,371    98.8       21,794   88.9         27,103   87.5
                                                                     ------    ----       ------  -----         ------  -----
Gross profit                                                            257     1.2        2,709   11.1          3,863   12.5

Distribution, general and administrative expenses                     2,651    12.9        2,253    9.2          2,066    6.7
                                                                      -----    ----        -----   -----         -----   ----
Operating income (loss)                                              (2,394)  (11.6)         456     1.9         1,797    5.8

Interest income (expense), net                                         (175)    (.8)          18      .1           (58)   (.2)
Other income, net                                                     2,637    12.8        3,326    13.6           279     .9
                                                                    -------    ----     --------   -----      ---------   ----
Earnings before income taxes                                             68      .3        3,800    15.5         2,018    6.5
Income taxes                                                             30      .1        1,558     6.4           764    2.5
                                                                    -------    ----     --------   -----      ---------   ----
Net earnings                                                        $    38     .2%     $  2,242     9.2%     $  1,254    4.0%
                                                                    =======   ====        =======   ====        ======   ====
Sales  in thousands of pounds by division
                             Swiss American                               9,152                10,473              13,903
                             Royal-Angelus                               14,913                18,762              21,284



Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------

     In 1999, sales of $20,628,000 were down 16% from 1998 sales of $24,503,000.
Both divisions contributed to the decline in sales.

     The meat division's sales were down about 14% in dollars and 9% in pounds and it operated at a $2,837,000 loss for 1999 compared to a $556,000 loss for 1998. Swiss's sales for the 4th quarter of 1999 were up 46% in dollars and 44% in pounds from the 4th quarter of 1998. Sales in dollars changed proportionately more than in pounds because selling prices were lower during most of 1999, but increased in the 4th quarter, reflecting meat costs. Swiss was experiencing modest growth and increased profits when the August 1, 1998 fire destroyed its main meat plant. Swiss attempted to maintain volume by purchasing processed products from other suppliers for its customers, but after the fire until the new plant commenced operations, Swiss's sales were down almost $1,000,000 per month. Most of Swiss's $2,837,000 operating loss in 1999 was offset by $2,613,000 of business interruption insurance proceeds included in other income. Installation of equipment at the new plant is almost complete, and during the 4th quarter of 1999, sales of product produced at the new plant increased and Swiss operated at a modest profit.

     The pasta division's sales decreased about 19% in dollars and 21% in pounds and its operating income decreased 52% in 1999 from 1998. The pasta division's sales for the 4th quarter of 1999 were down 16% in dollars and 11% in pounds from the same quarter of 1998. The sales decreases in dollars compared to pounds were proportionately less for the year but more for the 4th quarter because average selling prices were higher for most of 1999 but decreased in the 4th quarter, corresponding to changes in the proportion of lower volume-higher priced sales. The decreases in sales reflect competition resulting from increased industry capacity.

     The Company's gross profit for 1999 was $257,000 or 1.2% of net sales compared to $2,709,000 or 11.1% of net sales for 1998. Gross profit decreased absolutely and as a percent of sales because of the higher costs incurred at Swiss as a result of purchasing processed products from other suppliers. Distribution, general and administrative expenses for 1999 were up about 18% from 1998. Distribution expenses were up about $182,000 because of increased freight and sales-person payroll and expense at Swiss and increased truck-rental expense at Royal. Administrative expenses were up about $216,000 primarily due to increased outside services, bank charges, clerical payroll, depreciation, printing and travel. Increased outside services resulted in part from the union election at Royal. Printing reflects new stationery and advertising for the new meat plant and additional travel costs were incurred between the old and the new meat plant sites.

     Net interest changed from income in 1998 to an expense in 1999 because of additional interest on the industrial development bonds and equipment loans and borrowings under the bank line. Other income for both 1999 and 1998 included insurance proceeds relating to the meat plant fire and decreased in 1999 from 1998 because more insurance proceeds were recognized as income in 1998.


Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

     In 1998, sales of $24,503,000 were down 21% from 1997 sales of $30,966,000, primarily because of decreased sales at the meat division following the August 1, 1998 fire which destroyed its main meat plant.

     The meat division's sales were down about 28% in dollars and 25% in pounds and its operating income was down 152% in 1998 from 1997. Swiss's sales for the 4th quarter of 1998 were down 57% in dollars and 54% in pounds from the 4th quarter of 1997. Sales in dollars decreased proportionately more than in pounds because of lower selling prices reflecting lower meat costs. Swiss was experiencing modest growth and increased profits until the August 1, 1998 fire destroyed its main meat plant. Swiss attempted to maintain volume until its new meat plant was operational by purchasing products from other suppliers for its customers, but after the fire, Swiss's sales were almost $1,000,000 per month lower and Swiss has operated at a loss, realizing a pre-tax profit only after taking into account the benefits of business interruption insurance.

     The pasta division's sales decreased about 4% in dollars and 12% in pounds but its operating income increased 40% in 1998 from 1997. The pasta division's sales for the 4th quarter of 1998 were down 35% in dollars and 45% in pounds from the same quarter of 1997. The sales decreases in pounds did not result in proportionate decreases in dollars because of higher average selling prices from a lower proportion of high volume-lower priced sales. The decreases in sales in pounds reflected competition resulting from increasing industry capacity. The large decrease in the 4th quarter of 1998 partly reflected a surge in sales a year ago, when sales for the 4th quarter of 1997 were up 44% in dollars and 62% in pounds over the 4th quarter of 1996.

     Royal's increased operating income resulted from high production labor efficiency, a lower proportion of high-volume sales and lower flour costs. The cost of semolina flour was near pre-1993 levels after an increase of about 50% in 1993.

     The Company's gross profit for 1998 was $2,709,000 or 11.1% of net sales compared to $3,863,000 or 12.5% of net sales for 1997. Gross profit decreased absolutely and as a percent of sales because of the higher costs incurred at Swiss as a result of purchasing processed products from other suppliers after the fire. Distribution, general and administrative expenses for 1998 were up about 9% from 1997. Distribution expenses were up about $67,000 because of increased sales person payroll and expense, increased officer payroll and commissions at Royal, and increased promotional expense at Swiss, partially offset by lower freight on lower sales at Swiss. Administrative expenses were up about $119,000 primarily due to increased officer payroll, health care costs and outside services, partially offset by lower bad debt expense.

     Net interest changed from an expense in 1997 to income in 1998 because of the absence of borrowings under the bank line, a lower balance on the term loan, prepayment of the term loan and interest income on higher cash balances. Other income increased because of recognition of $1,747,000 of business interruption insurance proceeds.


Liquidity and Capital Resources
-------------------------------

The August 1, 1998 fire at the Company's main meat plant destroyed $1,112,435 net book value of inventory and $474,835 net book value of equipment and leasehold improvements. The Company and the insurance company have settled claims arising from the fire for $8,011,000, including $1,189,000 for inventory, $2,022,000 for equipment and leasehold improvements and $4,800,000 for business interruption. The Company recognized $5,204,738 of the insurance claim proceeds in 1998 and the balance in 1999, including $2,613,000 for business interruption in 1999.

     The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its $2,000,000 bank line of credit with Comerica Bank-California. At December 31, 1999, the Company had $2,000,000 of borrowings under the bank line of credit. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over the bank's cost of funds or 0.25% under its "Base Rate."

     The bank line of credit is part of a credit facility under which the bank has issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs of the Company's new meat plant. The bonds mature October 1, 2023 and the letter of credit expires October 15, 2003. The bank is not obligated to renew the letter of credit, but the Company is obligated to maintain a like letter of credit until the bonds mature. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate, initially 3.15% per annum, 5.3% at December 31, 1999 and 2.9% at January 31, 2000. The Company pays a 1.5% per annum commitment fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal begin May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

     Also as part of the credit facility, the bank has made four loans to the Company to finance the new meat plant, a $1,280,000 real estate loan in December 1999 with a 25 year term bearing interest at the rate of 9.1% per annum and three equipment loans, a $1,000,000 loan in July 1999 with a 7 year term bearing interest at the bank's "Base Rate," a $1,200,000 loan in September 1999 with a seven year term bearing interest at the bank's "Base Rate" plus 0.25% and a $414,788 loan in December 1999 with a five year term bearing interest at the bank's "Base Rate" plus 0.75%. The real estate loan bears a fixed rate of interest and is payable in equal monthly payments of principal and interest over its term.

     All parts of the credit facility are secured by substantially all of the Company's assets, including acccounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.90, and cash flow coverage greater than 1.30. The Company was in default under the quick-asset-ratio covenant at December 31, 1999 and the bank has waived the default.

     In 1999, the Company completed the construction of a 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, for a total cost for land, building, improvements and equipment through December 31, 1999 of $12,511,000. The cost includes the cost replacing equipment lost in the fire for which insurance proceeds of $1,856,000 were received. In December 1999, the Company purchased an additional 2 acres of land adjacent to the meat plant for $205,000, to be used for possible future expansion of the meat plant. The installation of equipment at the meat plant is substantially complete and is expected to be completed in the 1st quarter of 2000 at an estimated additional cost of $204,000.

     The pasta division has three short-good lines but only one long-goods line. The division's short-goods production capacity is more than adequate to meet foreseeable demand, but the division has recently had opportunities for the sale of long-goods which exceeded the division's production capabilities. Consequently, the Company has ordered a second long-goods line with a 17,000,000 pound per year capacity, subject to obtaining financing. The cost of purchase and installation of the line is estimated at $2,300,000. General Electric Capital Corporation has agreed to make a fixed-rate 7 year equipment loan for the line at a rate to be determined and Comerica has consented to the loan. The purchase also requires a letter of credit which has not yet been obtained.

     Additions to property and equipment of about $100,000 are anticipated for 2000, plus the cost of the long-goods line and completing the new meat plant.

     In 1999 cash increased about $718,000. Operating activities produced about $319,000, primarily from depreciation and a decrease in the insurance recovery receivable, offset by increased inventories. The decrease in the insurance recovery receivable reflects payment of insurance proceeds from the fire. Inventories increased because of commencement of operations at the new meat plant. Investing activities used about $9,173,000, primarily for the new plant. Financing activities produced about $9,573,000 from meat plant loan proceeds, borrowings under the bank line and a decrease in restricted cash, reduced by the excess of cash dividends paid over net stock proceeds. The restricted cash was industrial development bond loan proceeds disbursed for meat plant construction costs.

     In 1998 cash, including restricted cash, increased about $2,987,000. The restricted cash is industrial development bond proceeds disbursable for construction costs. Operating activities produced about $3,523,000, primarily from earnings, depreciation, large decreases in accounts receivable and inventories, and an increase in deferred taxes, partially offset by an increase in other receivables. Investing activities used about $3,587,000, primarily for land purchase, progress payments and other capitalized costs of a new plant at Swiss. Financing activities produced about $3,051,000 from the proceeds of the industrial development bonds, reduced by prepayment of the term loan and by the excess of cash dividends paid over net stock proceeds. Accounts receivable and inventories decreased because of the fire and subsequent reduced sales at Swiss. The deferred taxes arose from a gain of insurance proceeds exceeding the net book value of leasehold improvements and equipment lost in the fire. The gain is not currently taxable but reduces future tax deductions for depreciation on the replacement improvements and equipment. The other receivables are unpaid insurance proceeds relating to the fire.

     In 1997 cash increased about $824,000. Operating activities produced about $1,508,000 primarily from earnings, depreciation, a decrease in inventories and an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. Investing activities used about $299,000 of cash for property and equipment at both divisions, including retail packaging and faster sausage linking machines at Swiss. Financing activities used about $385,000 for dividends and the term loan pre-payment, offset by net stock proceeds. Inventories were down and accounts receivabe up because the surge of sales in the 4th quarter depleted inventories and generated accounts receivable.

     In 2000 quarterly cash dividends will continue to be paid if the Board believes that earnings and cash flow are adequate.

     The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $167,474 in 1999.

     The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service the debt incurred to finance the new meat plant and to service an equipment lease of the new long-goods line.

New Accounting Standards
------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this Standard, in the opinion of management, will not have a material effect on the information presented.

Y2K
---

     Many computer programs used only the last two digits of a year to store or process dates or did not provide for incrementing the first two digits of a year. This is the Y2K defect and was expected to cause computers to malfunction, if not corrected. The company has experienced no material Y2K-related problems in 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The $4,000,000 industrial development bonds, the $2,000,000 bank line of credit, and the $2,614,788 of equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and see Note 5 of Notes to Financial Statements) which tend to follow market interest rates and increase the interest expense to the Company if interest rates increase. A 1% per annum increase in the rate born by the industrial development bonds would increase annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $1,OOO,OOO plus the $2,614,000 of equipment loans, a 1% per annum increase in the rate born by those borrowings would increase annual interest expense by almost $36,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data are submitted in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III
                                  --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

     John D. Determan, age 67, has been a vice president and director of the Company since its formation in 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to February 21, 1998 and Chairman of the Board since 1992. He is a member of the audit and option committees.

     Theodore L. Arena, age 57, has been the General Manager of Swiss since 1976, and the President and a director of the Company since 1985. He has been the Chief Executive Officer since 1998. He is the nephew of Louis A. Arena, a director of the Company.

     Ronald A. Provera, age 62, has been the secretary and a director of the Company since its formation in 1972 and was the General Manager of Sav-On Food Co., the Company's distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to Royal-Angelus. He is a member of the option committee.

     Santo Zito, age 63, has been the Company's plant engineer since 1976, and a vice president and director of the Company since its formation in 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

     Thomas J. Mulroney, age 54, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

     Louis A. Arena, age 77, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the Royal-Angelus Macaroni Co. division from 1975 until his retirement in 1989.

     Joseph W. Wolbers, age 70, has been a director of the Company and Chairman of the audit committee since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950.

     John M. Boukather, age 63, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company and member of the audit committee since 1987.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1999, 1998 and 1997, all compensation of all executive officers of the Company serving at December 31, 1999.



                                                                            Annual                Restricted          SEP/IRA
      Name and Position                           Year                      Salary               Option Award      Contributions
      -----------------                           ----                      ------               ------------      -------------
                                                                                                    Shares
John D. Determan,                                 1999                     $80,637                                   $12,096
      Chairman of the Board                       1998                      80,771                                    12,116
                                                  1997                      65,658                                     9,849

Theodore L. Arena,                                1999                     127,344                                    19,102
      President and                               1998                     133,749                                    20,062
      Chief Executive Officer                     1997                     110,790                  91,458            16,618

Ronald A. Provera,                                1999                     127,536                                    19,130
      Secretary                                   1998                     129,641                                    19,466
                                                  1997                     105,414                                    15,812

Santo Zito,                                       1999                     129,640                                    19,446
      Vice President                              1998                     132,806                                    19,921
                                                  1997                     108,195                                    16,229

Thomas J. Mulroney,                               1999                     127,757                                    19,164
      Chief Financial Officer                     1998                     129,793                                    19,469
                                                  1997                     105,552                  18,291            15,833


     The Company does not currently pay bonuses or deferred compensation to any executive officer and does nor provide them with automobiles, other perquisites, employment contracts or "golden parachute" arrangements. Effective November 1, 1997, Mr. Determan's basic annual salary was raised from $60,000 to $75,000 and the basic annual salary of each of the other four officers was raised from $100,000 to $125,000. The annual salary is as reported on Form W-2 and includes the cost of life insurance and other costs taxable to the officer.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Company has no compensation committee. All executive officers are members of the Board and participate in the Board's deliberations concerning executive compensation.


Simplified Employee Pension Plan
--------------------------------

     In 1988, the Company adopted a Simplified Employee Pension-Individual Retirement Accounts ("SEP-IRA")plan and executed SEP-IRA Agreements with Wells Fargo Bank, N. A. and Dean Witter Reynolds Inc., covering all employees at least 18 years old who have worked at least six months and earned at least $300 during the year, except certain union employees.

     The Company makes contributions under the plan at the discretion of the Board, allocated in proportion to compensation, to an Individual Retirement Account ("IRA")established by each eligible employee.

     Contributions, up to 15% of eligible compensation, are deductible by the Company and not taxable to the employee. An employee may withdraw SEP-IRA funds from the employee's IRA. Withdrawals are taxable as ordinary income, and withdrawals before age 59-l/2 may be subject to tax penalties.

     For 1999, the Company contributed $419,340 to IRA's under the plan.

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

     In 1997 and 1998, options were exercised to purchase 20,400 and 10,000 shares, respectively, none by executive officers. In 1999, Mr. Mulroney exercised options to purchase 2,638 shares. The following table shows, for the two executive officers, the number of shares acquired on exercise of options in 1999, the value realized on exercise of options based on the year end closing price of $2-3/4, the number of unexercised options held on January 1, 2000, and their aggregate value based on the year end closing price. All unexercised options are exercisable.

    Aggregate Option Exercises in 1999 and Option Values at January 1, 2000
    -----------------------------------------------------------------------

                            Shares Acquired     Value     Number of Unexercised    Value of Unexercised In-the-
Name                          on Exercise     Realized      Options at 1/1/00        Money Options at 1/1/00
----                        ---------------   --------    ---------------------    ---------------------------
Theodore L. Arena              -0-              -0-             91,458                  $    17,148
Thomas J. Mulroney           2,638            $ 495             15,653                  $     2,935

Compensation of Directors
-------------------------

     Directors who are not officers or employees are paid a fee of $1,000 for each board meeting or board committee meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership
--------------------------

     The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 1999.

                                                                              Shares Beneficially Owned
                                                                 ------------------------------------------------------
                                                                  Without Options(5)              Options Exercised(6)
                                                                  ---------------                 -----------------
              Name or Category                                  Number         Percent            Number      Percent
              ----------------                                  ------         -------            ------     ---------
              John D. Determan                                  335,327        11.3%              335,327      10.9%
              Penny S. Bolton (2)                               378,463        12.7%              378,463      12.3%
              Theodore L. Arena                                 140,994         4.7%              232,452       7.5%
              Ronald A. Provera (3)                             322,330        10.8%              322,330      10.5%
              Santo Zito                                        352,330        11.9%              352,330      11.4%
              Thomas J. Mulroney (4)                             18,338          .6%               33,991       1.1%
              Louis A. Arena                                    288,030         9.7%              288,030       9.4%
              John M. Boukather                                   2,868          .l%                2,868        .l%
              Joseph W. Wolbers                                  12,250          .4%               12,250        .4%
              Officers and Directors                          1,472,467        49.5%            1,579,578      51.3%
              Shares Outstanding                              2,972,029         100%            3,079,140       100%
-------------------------------------------------------------------------------------------------------------------

(1) The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2) Penny S. Bolton is the widow of James H. Bolton, former chairman of the Company. Her shares are not included in the group's shares.
(3) Includes 320,930 shares held by the family trust of Ronald A. Provera and his wife, Madelyn M. Provera.
(4)     Includes 3,800 shares owned by Marsha Mulroney, wife of Thomas J.
        Mulroney.
(5) Excludes options under the Company's Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 15,653 shares and to all officers and directors as a group to purchase 107,111 shares.
(6) The options of Messrs. Arena, Mulroney and the group are deemed exercised.

        No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.


Management Stock Transactions
-----------------------------

     During the specified quarter of 1999, officers and directors purchased the following numbers of shares of the Company's common stock: 1st quarter, John M. Boukather - 18 shares; 2nd quarter, Mr. Boukather - 1,019, Thomas J. Mulroney - 2,638; 3rd quarter, Mr. Boukather - 25; 4th quarter, Mr. Boukather - 28, Marsha Mulroney, wife of Mr. Mulroney- 1,800. No sales and no other purchases of the Company's common stock by officers or directors were reported during the year.

     Based on copies of filed forms and written representations, the Company believes that all officers, directors and l0'% shareholders have timely filed all Forms 3, 4 and 5 required for 1999 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.

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

Exhibits
--------
3.7        Bylaws of the Company, as in effect on January 16, 1989 (l), (3)
3.8        Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)
3.9        Amendment to Articles of Incorporation of the Company re Liability of
           Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)
3.10       Amendment to Bylaws of the Company re Liability of Directors and
           Indemnification effective January 17, 1989 (6)
3.11       Amendment to Bylaws of the Company re Annual Meeting in April (7)
3.12       Amendment to Bylaws of the Company re relocating Principal Executive
           Office to Chino, California (8)
3.13       Amendment to Bylaws of the Company re President as Chief Executive
           Officer (10)
4.3        Form of Certificate evidencing common stock (8)
10.2       1987 Incentive Stock Option Plan, as amended to date (1)
10.20      1988 Stock Purchase Plan of the Company (4)
10.22      Dean Witter Simplified Employee Pension Plan Employer Agreement dated
           August 8, 1988 (5)
10.23      Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement
           dated July 18, 1988 (5)
10.36      Standard Industrial/Commercial Single-Tenant Lease-Gross dated
           December 18, 1995 between the Company, as Lessor, and R-Cold, Inc.
           and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus
           Avenue, Chino, CA (9)
10.37      First Amendment to Lease dated December 18, 1995 between Company and
           R-Cold, Inc. and Therma-Lok, Inc. (10)
10.38      Construction/Development Agreement Between Owner, Contractor and
           Developer dated June 19, 1998 among Swiss as owner, A. P. Thomas
           Construction Inc. as contractor and Catlin Properties, Inc., as developer (10)
10.39      Master Revolving Note and Security Agreement, both dated July 14,
           1998 between the Company and Comerica Bank-California, relating to the Company's $2,000,000 line of credit (10)
10.40      Collective Bargaining Agreement dated April 1, 1998 between Swiss and
           United Food and Commercial Workers Union Local 101, AFL-CIO (10)
10.41      Loan Agreement dated October 1, 1998 between the California Economic
           Development Financing Authority and the Company (10)
10.42      Remarketing Agreement dated October 1, 1998 between the Company and
           Dain Rauscher Incorporated (10)
10.43      Purchase Contract among the California Economic Development Financing
           Authority, the Treasurer of the State of California and Dain Rauscher
           Incorporated (10)
10.44      Tax Regulatory Agreement dated October 1, 1998 among the California
           Economic Development Financing Authority, U. S. Bank Trust National
           Association, as trustee, and the Company (10)
10.45      Building Loan Agreement dated October 1, 1998 between the Company and
           Comerica Bank-California (10)
10.46      Reimbursement Agreement dated October 1, 1998 between the Company and
           Comerica Bank-California (10)
10.47      Loan Modification Agreement dated December 29, 1999 between the
           Company and Comerica Bank-California
10.48      Variable Rate-Installment Note for $1,000,000 dated July 28, 1999 between the Company and Comerica Bank-California for equipment - two other notes differ only as to date, amount, rate and maturity as follows: 9/29/99, $1,200,000, "Base Rate" + 0.25%, 10/l/06; and
           12/6/99, $414,788, "Base Rate" + 0.75%, 12/6/04
23.1       Consent of KPMG LLP
27         EDGAR Financial Data Schedule

--------------------------------------------------------------------------------
(1)  Exhibit to Form S-l Registration Statement filed May 11, 1987
(2) Exhibit to Amendment No. 2 to Form S-l Registration Statement filed June 17, 1987
(3) Exhibit to Amendment No. 3 to Form S-l Registration Statement filed July 29, 1987
(4)  Exhibit to 1987 Form 10-K Annual Report
(5)  Exhibit to 1988 Form 10-K Annual Report
(6)  Exhibit to 1989 Form 10-K Annual Report
(7)  Exhibit to 1990 Form 10-K Annual Report
(8)  Exhibit to 1991 Form 10-K Annual Report
(9)  Exhibit to 1995 Form 10-K Annual Report
(10) Exhibit to 1998 Form 10-K Annual Report

Reports on Form 8-K
-------------------

     During the year ended December 31, 1999 the Company filed no reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2000                        PROVENA FOODS INC.

                                               By:
                                                   -----------------------------
                                                         John D. Determan
                                                        Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                          Date
       ---------                     -----                          ----
                        Chairman of the Board and Director  February 26, 2000
---------------------
John D. Determan

                        President (Principal Executive      February 26, 2000
---------------------   Officer) and Director
Theodore  L. Arena

                        Vice President, Sales, Secretary    February 26, 2000
---------------------   and Director
Ronald A. Provera

                        Vice President and Director         February 26, 2000
---------------------
Santo Zito

                        Chief Financial Officer (Principal  February 26, 2000
---------------------   Financial and Accounting Officer)
Thomas J. Mulroney

                        Director                            February 26, 2000
---------------------
Louis A. Arena

                        Director                            February 26, 2000
---------------------
Joseph W. Wolbers

                        Director                            February 26, 2000
---------------------
John M. Boukather

[LOGO OF KPMG]


                              PROVENA FOODS INC.

                       Financial Statements and Schedule

                           December 31, 1999 and 1998

                  (With Independent Auditors' Report Thereon)

                               Provena Foods Inc.

                   Index to Financial Statements and Schedule

                                                                                        Page
Independent Auditors' Report                                                            F-2

Balance Sheets - December 31, 1999 and 1998                                             F-3

Statements of Earnings - Years ended December 31, 1999, 1998 and 1997                   F-4

Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997       F-5

Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997                 F-6

Notes to Financial Statements                                                           F-7

Schedule

II - Valuation and Qualifying Accounts and Reserves                                     F-18

[LETTERHEAD OF KPMG]


                          Independent Auditors' Report

The Board of Directors
Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 1999 and 1998 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP
Orange County, California
January 29, 2000

                               PROVENA FOODS INC.

                                 Balance Sheets

                           December 31, 1999 and 1998

                   Assets (Note 5)                                        1999                   1998
                                                                       -----------            ----------
Current assets:
     Cash and cash equivalents                                         $   834,154               116,306
     Accounts receivable, net of allowance for doubtful accounts of
        $32,166 and $0 at December 31, 1999 and 1998,
        respectively (notes 4 and 12)                                    2,316,771             1,638,022
     Insurance recovery receivable (note 15)                                    --             2,204,738
     Inventories (notes 2 and 4)                                         2,852,657             1,458,369
     Prepaid expenses                                                       61,409                59,118
     Income taxes receivable (note 8)                                      318,353                    --
                                                                       -----------            ----------
                 Total current assets                                    6,383,344             5,476,553

Restricted cash (note 5)                                                        --             3,960,224
Deferred tax assets (note 8)                                                43,481                73,504
Property and equipment, net (notes 3 and 4)                             16,118,648             7,602,040
Other assets                                                               199,052               167,342
                                                                       -----------            ----------
                                                                       $22,744,525            17,279,663
                                                                       ===========            ==========
         Liabilities and Shareholders' Equity

Current liabilities:
     Line of credit (note 4)                                          $  2,000,000                    --
     Current portion of long-term debt (note 5)                            462,418                    --
     Accounts payable                                                    1,122,394             1,118,294
     Accrued liabilities (note 6)                                          920,075               989,443
     Income taxes payable (note 8)                                              --               107,960
                                                                       -----------            ----------
                 Total current liabilities                               4,504,887             2,215,697
                                                                       -----------            ----------
Long-term debt, net of current portion (note 5)                          7,329,991             4,000,000
Deferred tax liability (note 8)                                            571,916               584,519

Shareholders' equity (notes 7, 9 and 10):
     Common stock, no par value; authorized 10,000,000 shares;
        2,972,029 and 2,913,098 shares issued and outstanding at
        December 31, 1999 and 1998, respectively                         4,746,716             4,572,482
     Retained earnings                                                   5,591,015             5,906,965
                                                                       -----------            ----------
                 Total shareholders' equity                             10,337,731            10,479,447

Commitments and contingencies (notes 5, 9, 13 and 14)
                                                                       -----------            ----------
                                                                       $22,744,525            17,279,663
                                                                       ===========            ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                            Statements of Earnings

                 Years ended December 31, 1999, 1998 and 1997

                                                                    1999                  1998                  1997
                                                                -----------            ----------            ----------
Net sales (note 12)                                             $20,627,542            24,502,571            30,966,339
Cost of sales                                                    20,370,542            21,794,109            27,103,198
                                                                -----------            ----------            ----------
                 Gross profit                                       257,000             2,708,462             3,863,141
                                                                -----------            ----------            ----------
Operating expenses:
     Distribution                                                 1,237,224             1,055,130               987,948
     General and administrative (note 9)                          1,413,659             1,197,643             1,078,225
                                                                -----------            ----------            ----------
                                                                  2,650,883             2,252,773             2,066,173
                                                                -----------            ----------            ----------
                 Operating income (loss)                         (2,393,883)              455,689             1,796,968

Other income (expense):
     Interest income                                                 55,684               105,790                18,155
     Interest expense (notes 4 and 5)                              (231,041)              (87,348)              (75,985)
     Other, net (note 15)                                         2,637,233             3,325,831               279,257
                                                                -----------            ----------            ----------
                 Earnings before income taxes                        67,993             3,799,962             2,018,395

Income taxes (note 8)                                                29,897             1,558,183               763,776
                                                                -----------            ----------            ----------
                 Net earnings                                   $    38,096             2,241,779             1,254,619
                                                                ===========            ==========            ==========
Earnings per common share (note 11):
     Basic                                                      $       .01                   .78                   .44
                                                                ===========            ==========            ==========

     Diluted                                                    $       .01                  .77                   .44
                                                                ===========            ==========            ==========

Shares used in computing per common share amounts (note 11):
        Basic                                                     2,946,138             2,890,516             2,836,434
                                                                ===========            ==========            ==========

        Diluted                                                   2,961,364             2,923,868             2,854,939
                                                                ===========            ==========            ==========

See accompanying notes to financial statements.

                               PROVENA FOODS INC.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                                                        Common stock                                          Total
                                          -----------------------------------            Retained          shareholders'
                                           Shares issued          Amount                 earnings             equity
                                          ---------------      --------------          -----------         --------------
Balance at December 31, 1996                 2,798,021            $4,257,760             3,098,855             7,356,615

Repurchase of common stock                      (7,795)              (22,498)                   --               (22,498)
Sale of common stock (note 9)                   55,355               141,485                    --               141,485
Exercise of shares under
     stock option plan (note 10)                20,400                45,900                    --                45,900
Cash dividends paid, $.12 per
     share                                          --                    --              (340,983)             (340,983)
Net earnings                                        --                    --             1,254,619             1,254,619
                                             ---------            ----------             ---------            ----------
Balance at December 31, 1997                 2,865,981             4,422,647             4,012,491             8,435,138

Repurchase of common stock                      (5,842)              (22,500)                   --               (22,500)
Sale of common stock (note 9)                   42,959               149,835                    --               149,835
Exercise of shares under
     stock option plan (note 10)                10,000                22,500                    --                22,500
Cash dividends paid, $.12 per
     share                                          --                    --              (347,305)             (347,305)
Net earnings                                        --                    --             2,241,779             2,241,779
                                             ---------            ----------             ---------            ----------
Balance at December 31, 1998                 2,913,098             4,572,482             5,906,965            10,479,447

Sale of common stock (note 9)                   56,293               167,474                    --               167,474
Exercise of shares under
     stock option plan (note 10)                 2,638                 6,760                    --                 6,760
Cash dividends paid, $.12 per
     share                                          --                    --              (354,046)             (354,046)
Net earnings                                        --                    --                38,096                38,096
                                             ---------            ----------             ---------            ----------
Balance at December 31, 1999                 2,972,029            $4,746,716             5,591,015            10,337,731
                                             =========            ==========             =========            ==========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Cash Flows

                 Years ended December 31, 1999, 1998 and 1997

                                                                         1999                  1998                  1997
                                                                     ------------           ----------            ----------
Cash flows from operating activities:
     Net earnings                                                    $    38,096             2,241,779             1,254,619
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Depreciation and amortization                                 565,124               452,848               535,119
           Loss on disposal of fixed assets                               91,761                    --                   803
           Provision for bad debts                                        32,166                    --                36,241
           Deferred income taxes                                          17,420               612,294               (94,430)
        Changes in assets and liabilities:
           Accounts receivable                                          (710,915)            1,474,498              (740,464)
           Insurance recovery receivable                               2,204,738            (2,204,738)                   --
           Inventories                                                (1,394,288)            1,220,749               249,560
           Prepaid expenses                                               (2,291)              (13,658)                4,850
           Income taxes receivable                                      (318,353)                   --                    --
           Other assets                                                  (31,710)             (124,139)                6,378
           Accounts payable                                                4,100                (5,526)              453,226
           Accrued liabilities                                           (69,368)             (132,625)             (262,857)
           Income taxes payable                                         (107,960)                9,415                74,085
           Deferred income                                                    --                (7,752)               (9,305)
                                                                     -----------            ----------            ----------
                 Net cash provided by operating
                    activities                                           318,520             3,523,145             1,507,825
                                                                     -----------            ----------            ----------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                         16,408                    --                 3,655
     Additions to property and equipment                              (9,189,901)           (3,587,367)             (302,496)
                                                                     -----------            ----------            ----------
                 Net cash used in investing activities                (9,173,493)           (3,587,367)             (298,841)
                                                                     -----------            ----------            ----------
Cash flows from financing activities:
     Payments on note payable to bank                                   (102,379)             (751,735)             (208,460)
     Proceeds from line of credit                                      2,000,000                    --                    --
     Issuance of long-term debt                                        3,894,788             4,000,000                    --
     Decrease (increase) in restricted cash                            3,960,224            (3,960,224)                   --
     Repurchase of common stock                                               --               (22,500)              (22,498)
     Proceeds from sale of common stock                                  167,474               149,835               141,485
     Exercise of stock options                                             6,760                22,500                45,900
     Cash dividends paid                                                (354,046)             (347,305)             (340,983)
                                                                     -----------            ----------            ----------
                 Net cash provided by (used in)
                    financing activities                               9,572,821              (909,429)             (384,556)
                                                                     -----------            ----------            ----------
                 Net increase (decrease) in cash and
                    cash equivalents                                     717,848              (973,651)              824,428

Cash and cash equivalents at beginning of period                         116,306             1,089,957               265,529
                                                                     -----------            ----------            ----------
Cash and cash equivalents at end of period                           $   834,154               116,306             1,089,957
                                                                     ===========            ==========            ==========

Supplemental  disclosures  of cash flow  information:
     Cash paid during the year for:
        Interest                                                     $   305,453                78,484                73,511
        Income taxes                                                     426,048               939,589               787,855
                                                                     ===========            ==========            ==========


See accompanying notes to financial statements.

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998


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

    (e)  Earnings per Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS No.
         128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements (see note 11).

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

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998


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

   (h) Fair Value of Financial Instruments

       The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's borrowings under the line of credit and long-term debt approximates its fair value because the interest rate on the instrument fluctuates with market interest rates.

   (i) Long-Lived Assets and Long-Lived Assets to Be Disposed Of

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   (j) Stock Option Plan

       The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," establishing accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company follows the disclosure requirements of SFAS No. 123.

   (k) Segment Information

       In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998. The Company has two reportable segments.

   (l) Reclassifications

       Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation.

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998



   (m) Comprehensive Income

       The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income and its components. The Company does not have any components of other comprehensive income, and accordingly, the Company's comprehensive income is the same as its net income.

   (n) Revenue Recognition

       Revenue is recognized upon shipment of goods to customers.

(2)    Inventories

       A summary of inventories follows:

                                                                1999                       1998
                                                                ----                       ----
             Raw materials                                 $    1,108,731                   335,725
             Work in process                                      660,204                   115,034
             Finished goods                                     1,083,722                 1,007,610
                                                             ------------              ------------
                                                           $    2,852,657                 1,458,369
                                                             ============              ============

(3)    Property and Equipment

       Property and equipment, at cost, consists of the following:

                                                                 1999                       1998
                                                                 ----                       ----
             Land                                          $    1,296,803                 1,091,706
             Buildings and improvements                        13,130,402                 2,728,087
             Machinery and equipment                            5,068,969                 4,151,622
             Delivery equipment                                     6,700                    28,599
             Office equipment                                     168,616                   118,338
             Construction in progress                              59,329                 3,225,797
                                                             ------------              ------------
                                                               19,730,819                11,344,149
             Less accumulated depreciation and
                amortization                                   (3,612,171)               (3,742,109)
                                                             ------------              -------------
                                                           $   16,118,648                 7,602,040
                                                             ============              =============

       The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $101,000, $99,000 and $106,000 in 1999, 1998 and
       1997, respectively.

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998



(4)    Line of Credit

       The Company has a $2,000,000 secured bank line of credit, due on demand with no stated expiration date, at an interest rate of bank prime (8.5% at December 31, 1999) minus .25%. The line of credit is secured by accounts receivable, inventory and equipment. At December 31, 1999 the Company had borrowings under this line of credit of $2,000,000. There were no borrowings outstanding under this line of credit at December 31, 1998. The bank line of credit agreement is subject to certain covenants for which the Company was in default under the quick ratio covenant at December 31, 1999. The bank has waived the default through March 31, 2000. The Company will be subject to the same covenant at March 31, 2000 and the Company believes they will be in compliance at that time.

(5)    Long-Term Debt

       Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                                          1999                      1998
                                                                                          ----                      ----
       Equipment loans at variable interest rates from prime (8.5% at
            December 31, 1999) to prime plus .75%, secured by all Company assets.  Maturity dates range from 2004 through 2006
                                                                                  $       2,512,409                  --


       Real estate loan at fixed rate of 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830,
            due and payable in 2004                                                       1,280,000                  --


       Industrial Development Revenue Bonds (IDRB) at variable interest rate (5.3% at December 31, 1999), secured by an irrevocable letter of credit, and requiring monthly principal and interest payments ranging from $6,400 to $45,200 beginning in 2000
            through the year 2023                                                         4,000,000               4,000,000
                                                                                    ---------------           -------------
                                                                                          7,792,409               4,000,000
Less current portion                                                                        462,418                  --
                                                                                    ---------------           -------------
                                                                                  $       7,329,991               4,000,000
                                                                                    ===============           =============

       The $4,060,000 irrevocable letter of credit securing the IDRB, is collateralized by accounts receivable, inventories, equipment and certain real property. The commitment fee is 1.5% per annum, due at the beginning of each quarter.

       The proceeds from the IDRB issued in 1998 were held in trust and released as qualified capital expenditures were made. At December 31, 1998, $3,960,224, was held in trust and classified as "restricted cash" in the Company's 1998 balance sheet.

       The installments of long-term debt maturing in each of the next five years and thereafter are: 2000 - $462,418, 2001 - $492,185, 2002 -
       $498,078, 2003- $504,443, 2004 - $511,226 and thereafter - 5,324,059.

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998




(6)    Accrued Liabilities

       A summary of accrued liabilities follows:

                                                                         1999                      1998
                                                                         ----                      ----
            Accrued profit sharing (note 9)                           $419,340                   424,327
            Accrued retirement                                          83,722                   147,444
            Accrued compensation                                       132,825                   137,224
            Other                                                      284,188                   280,448
                                                                      --------                   -------

                                                                      $920,075                   989,443
                                                                       =======                   =======

(7)    Shareholders' Equity

       In 1998 and 1997, the Company repurchased shares of its common stock in negotiated transactions and retired the shares purchased. The Company sold shares to employees under its stock purchase plan (note 9) in 1999, 1998 and 1997.

(8)    Income Taxes

       Income taxes (benefit) for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                      1999                      1998                       1997
                                                    -------                    -------                    -------
        Current:
           Federal                                  $    --                    611,799                    680,035
           State                                     12,477                    334,090                    178,171
        Deferred:
           Federal                                   23,422                    577,374                    (56,366)
           State                                     (6,002)                    34,920                    (38,064)
                                                     ------                  ---------                    -------
                                                    $29,897                  1,558,183                    763,776
                                                     ======                  =========                    =======

   The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

                                                                                    1999                      1998
                                                                                 -------                   -------
       Deferred tax assets:
           Inventory                                                            $ 26,328                        --
           Accounts receivable                                                    12,911                        --
           Depreciation                                                            1,396                     3,146
           State taxes                                                             2,846                    70,358
                                                                                  ------                    ------

       Total deferred tax assets                                                $ 43,481                    73,504
                                                                                  ======                    ======

Deferred tax liability - gain on destroyed equipment                            $571,916                   584,519
                                                                                 =======                   =======

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998


   Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at December 31, 1999. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

   Actual income taxes differ from "expected" income taxes, computed by applying the U.S. Federal corporate tax rate of 34% to earnings from operations before income taxes, as follows:

                                                  1999                           1998                         1997
                                       -------------------------     --------------------------     ------------------------
                                          Amount          %              Amount          %            Amount          %
                                       ------------  -----------     --------------  ----------     ------------  ----------
Computed "expected" income taxes
                                      $   23,117        34.0%         $  1,291,987      34.0%       $   686,254       34.0%
State income taxes, net of Federal
 income tax
 benefit                                   4,208         6.2               221,705       5.8            117,593        5.8

Change in valuation
 allowance                                    --          --                  --          --            (28,545)      (1.4)
Other                                      2,572         3.8                44,491       1.2            (11,526)       (.6)
                                       ------------  ------------    --------------  ------------   ------------  ------------
                                      $   29,897      44.0%          $   1,558,183      41.0%       $   763,776       37.8%
                                       ============  ============    ==============  ============   ============  ============

(9)    Employee Benefit Plans

       In 1988, the Company adopted a Simplified Employee Pension - Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company's contributions to the SEP IRA for 1999, 1998 and 1997 were approximately $419,000, $424,000 and $392,000, respectively.

       In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company's common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this Plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to purchase stock from the Company. The Company matching contributions to the stock purchase plan for 1999, 1998 and 1997 were $83,737, $74,918 and $70,743, respectively.

       The Company provides partial coverage for medical costs to its employees under a self-insured plan. Additionally, the Company carries a catastrophic policy that covers claims in excess of $40,000 for any covered individual. The Company has accrued the estimated liability for its self-funded costs (see note 14).

(10)   Incentive Stock Option Plan

       Under a stock option plan (the Plan) adopted in 1987, the Company has awarded options to certain of its key employees to purchase common stock at prices which approximate fair market value of the stock at the date of grant. The Plan provides for a maximum grant of 261,704 shares. All stock options have a maximum ten-year term and become fully exercisable in accordance with a predetermined vesting schedule that varies by employee.

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998



       There were no options granted in 1999 or 1998. The per share weighted-average fair value of stock options granted during 1997 was $0.95 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 1%, risk-free interest rate of 6.7%, volatility of 35% and an expected life of 8 years.

       The Company applies the intrinsic-value based method of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                     1999                      1998                      1997
                                                                     ----                      ----                      ----
       Net earnings                     As reported         $        38,096                 2,241,779                 1,254,619
                                        Pro forma                    29,673                 2,217,369                 1,218,761
                                                             ==============                 =========                 =========

       Net earnings per share           As reported:
                                           Basic           $            .01                       .78                       .44
                                           Diluted                      .01                       .77                       .44
                                                            ===============           ===============           ===============


                                        Pro forma:
                                           Basic           $            .01                       .77                       .43
                                           Diluted                      .01                       .76                       .43
                                                            ===============           ===============           ===============


       Pro forma net earnings reflect only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1996 is not considered.

       Stock option activity during the periods indicated is as follows:

                                                                                                         Weighted-average
                                                                               Number of shares           exercise price

                                                                           --------------------       --------------------

Balance at December 31, 1996                                                       102,445             $          2.25

 Granted                                                                           109,749                        2.56
 Exercised                                                                         (20,400)                       2.25
 Terminated                                                                        (72,045)                       2.25
                                                                           ---------------            ----------------

Balance at December 31, 1997                                                       119,749                       2.54

 Exercised                                                                         (10,000)                      2.25
                                                                           ---------------            ---------------

Balance at December 31, 1998                                                       109,749                       2.56

 Exercised                                                                          (2,638)                      2.56
                                                                           ---------------            ---------------

Balance at December 31, 1999                                                       107,111       $               2.56
                                                                           ===============            ===============

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998

   At December 31, 1999, the exercise price and remaining contractual life of outstanding options was $2.56 and 7 years, respectively.

   At December 31, 1999 and 1998, the number of options exercisable was 107,103 and 96,291, respectively, and the weighted-average exercise price of those options was $2.56.

(11)  Earnings Per Share

   The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS No. 128:

                                                                1999                      1998                      1997
                                                                ----                      ----                      ----

        Numerator:
           Numerator for basic and diluted earnings
            per share - net earnings                 $         38,096                 2,241,779                 1,254,619

                                                       ==============            ==============            ==============

       Denominator:
           Denominator for basic earnings per
             share - weighted average number of
             common shares outstanding during the
             period                                         2,946,138                 2,890,516                 2,836,434
           Incremental common shares attributable
             to exercise of outstanding options                15,226                    33,352                    18,505
                                                        -------------             -------------             -------------

       Denominator for diluted earnings per share           2,961,364                 2,923,868                 2,854,939
                                                       ==============            ==============            ==============
       Basic earnings per share                       $           .01                       .78                       .44
                                                       ==============            ==============            ==============
       Diluted earnings per share                     $           .01                       .77                       .44
                                                       ==============            ==============            ==============

       Substantially all options were included in the computation of diluted earnings per share for 1999, 1998 and 1997.

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

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998


       The following table represents financial information about the Company's business segments as of and for the three years ended December 31, 1999:

                                                                 1999                     1998                     1997
                                                                 ----                     ----                     ----

       Net sales to unaffiliated customers:
          Swiss American Division                    $      13,254,827                 15,358,867                 21,460,415
          Royal-Angelus Division                             7,372,715                  9,143,704                  9,505,924
                                                       ---------------            ---------------            ---------------

                Total sales                          $      20,627,542                 24,502,571                 30,966,339
                                                       ===============            ===============            ===============

       Operating income (loss):
          Swiss American Division                    $      (2,836,568)                  (555,721)                 1,072,749
          Royal-Angelus Division                               533,974                  1,111,545                    794,617
          Corporate                                            (91,289)                  (100,135)                   (70,398)
                                                       ---------------            ---------------            ---------------

                Operating income (loss)              $      (2,393,883)                   455,689                  1,796,968
                                                       ===============            ===============            ===============

       Identifiable assets:
          Swiss American Division                    $      17,122,578                 12,651,307                  5,214,515
          Royal-Angelus Division                             4,286,900                  4,405,736                  5,098,629
          Corporate                                          1,335,047                    222,620                  1,225,914
                                                      ----------------            ---------------            ---------------

                Total assets                         $      22,744,525                 17,279,663                 11,539,058
                                                      ================           ================           ================

       Capital expenditures:
          Swiss American Division                    $       8,984,911                  3,288,356                    241,686
          Royal-Angelus Division                               204,990                    293,413                     60,810
          Corporate                                               --                        5,598                       --
                                                      ----------------           ----------------           -----------------

                Total capital expenditures           $       9,189,901                  3,587,367                    302,496
                                                      ================           ================           ================

       Depreciation and amortization:
          Swiss American Division                    $         268,256                    155,742                    201,537
          Royal-Angelus Division                               291,196                    291,508                    327,995
          Corporate                                              5,672                      5,598                      5,587
                                                      ----------------           ----------------           ----------------

                Total depreciation and amortization
                                                     $         565,124                    452,848                    535,119
                                                      ================           ================           ================

   The Company had major customers during 1999, 1998 and 1997 that accounted for more than 10% of consolidated sales and purchased products, as follows:

                                                                                                         Accounts receivable
                            1999                           1998                     1997               balance at December 31
                  ----------------------------   -----------------------   -----------------------   --------------------------
   Customer            Sales             %           Sales           %         Sales          %          1999            1998
--------------    -------------     ----------   -------------   -------   -------------   -------   -------------    ---------

          A       $   1,397,090       7%          $   2,626,616      11%    $   7,356,414      24%    $    180,663     206,465
          B           3,316,544      16               2,987,405      12         3,275,088      11               --          --
          C           2,555,701      12               2,727,134      11                --       -          360,223     283,106
                  =============     ==========    =============   ======   ==============   =======   =============  =========

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998


(13)   Commitments and Contingencies

       Rent expense for all leases was approximately $197,000, $405,000 and $396,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

       As of December 31, 1999, approximately 54% of the Company's employees are covered by a collective bargaining agreement which expires
       March 31, 2002.

       The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

(14)   Self-Insured Health Benefits

       The Company is self-funded for Company provided health insurance benefits for its nonunion employees. The profit or loss effects of self-insuring cannot be foreseen and may be adverse. The Company has a reinsurance policy which covers claims in excess of $40,000 for any covered individual.

(15)   Casualty Loss

       On August 1, 1998, a fire destroyed one of the Company's two meat processing facilities located in San Francisco, CA. The destroyed facility was being leased under an operating lease that expired on November 1, 1998. The fire destroyed inventory with a net book value of $1,112,435 and certain equipment and leasehold improvements with a net book value of $474,835. The inventory was insured at market value and the equipment and leasehold improvement were insured at replacement cost. The Company was also reimbursed for incremental operating costs under its "Business Interruption & Extra Expense" coverage. Total insurance proceeds recognized in 1999 and 1998 were $2,806,262 and $5,204,738 respectively, which resulted in gains of $2,806,262 and $3,204,342 which are included in other income in the accompanying 1999 and 1998 statements of earnings, respectively. The claim has been completely settled and all amounts have been fully collected as of December 31, 1999.

                              PROVENA FOODS INC.
                         Notes to Financial Statements
                          December 31, 1999 and 1998


(16)   Selected Quarterly Financial Data (Unaudited)

       The following summarizes certain unaudited quarterly financial information for 1999, 1998 and 1997:

                                                                     Quarter
                                        -------------------------------------------------------------
            Fiscal 1999                       1st             2nd              3rd             4th             Total
------------------------------------    -------------     -----------     ------------     -----------      ----------
Net sales                              $   4,935,510       4,773,677        5,069,039       5,849,316       20,627,542
Operating income (loss)                     (654,068)       (863,419)      (1,103,399)        227,003       (2,393,883)
Net income (loss)                            255,234         218,531         (513,197)         77,528           38,096
Net income (loss) per basic share               0.09            0.07            (0.17)           0.02             0.01
Net income (loss) per diluted share             0.09            0.07            (0.17)           0.02             0.01
                                        =============     ===========     =============    ===========      ==========

            Fiscal 1998                       1st             2nd             3rd              4th             Total
------------------------------------    -------------     -----------     ------------     -----------      ----------

Net sales                              $   7,353,290       6,407,691        5,867,974       4,873,616       24,502,571
Operating income (loss)                      575,711         292,509          106,751        (519,282)         455,689
Net income                                   368,207         194,191          383,307       1,296,074        2,241,779
Net income per basic share                      0.13            0.07             0.13            0.45             0.78
Net income per diluted share                    0.13            0.07             0.13            0.44             0.77
                                        =============     ===========     =============    ===========      ==========

            Fiscal 1997                       1st             2nd             3rd              4th            Total
------------------------------------    -------------     -----------     ------------     -----------      ----------

Net sales                              $   6,554,377       6,517,624        8,126,492       9,767,846       30,966,339
Operating income                              96,855          79,391          659,454         961,268        1,796,968
Net income                                    64,547          82,077          479,320         628,675        1,254,619
Net income per basic share                      0.02            0.03             0.17            0.22             0.44
Net income per diluted share                    0.02            0.03             0.17            0.22             0.44
                                        ==============================================================================

                              PROVENA FOODS INC.

          Schedule II: Valuation and Qualifying Accounts and Reserves

                 Years ended December 31, 1999, 1998 and 1997


                                           Balance at                                 Deductions -
                                          beginning of         Provision, net         uncollectible        Balance at end
            Description                      period             of recoveries           accounts              of period
------------------------------------    ------------------    ------------------    ------------------    ------------------
Allowance for doubtful
     receivables:
        1999                            $              --                32,166                    --                32,166
                                        ==================    ==================    ==================    ==================

        1998                            $          10,934                    --                10,934                    --
                                        ==================    ==================    ==================    ==================

        1997                            $              --                36,241                25,307                10,934
                                        ==================    ==================    ==================    ==================

See accompanying independent auditors' report.