Form 10-Q
period 2000-03-31
PROVENA FOODS INC
filed 2000-05-08
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


        -------------------------------------------------------------------
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        -------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2000

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)


            California                                                    95-2782215
 ----------------------------------                       ----------------------------------------
  (State or other jurisdiction of                          (I.R.S. employer identification number)
  incorporation or organization


      5010 Eucalyptus Avenue, Chino, California                             91710
---------------------------------------------------      ----------------------------------------------
    (Address of principal executive offices)                              (ZIP Code)


                                              (909) 627-1082
-------------------------------------------------------------------------------------------------------
                             (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes   X                   No_______
                         ------

The number of shares of Provena Foods Inc. Common Stock outstanding on April 29, 2000 was:

                           Common Stock   2,992,168

                              PROVENA FOODS INC.

          Form 10-Q Report for the First Quarter Ended March 31, 2000

                               Table of Contents
                              ------------------


Item                                                                                             Page
----                                                                                             ----

                             PART I. FINANCIAL INFORMATION
                             -----------------------------

1.    Financial Statements ....................................................................   1

         Condensed Statements of Operations....................................................   1

         Condensed Balance Sheets .............................................................   2

         Condensed Statements of Cash Flows ...................................................   3

         Notes to Condensed Financial Statements...............................................   4

2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    5

         Results of Operations.................................................................   5

         Swiss American Sausage Co. Meat Division .............................................   5

         Royal-Angelus Macaroni Company Pasta Division ........................................   5

         The Company ..........................................................................   6

         Liquidity and Captial Resources ......................................................   6

         New Accounting Standards .............................................................   7

3.    Quantitative and Qualitative Disclosures About Market Risk ..............................   7


                                PART II. OTHER INFORMATION
                                --------------------------

1.    Legal Proceedings .......................................................................   8

2.    Changes in Securities ...................................................................   8

3.    Defaults Upon Senior Securities .........................................................   8

4.    Submission of Matters to a Vote of Security Holders .....................................   8

5.    Other Information .......................................................................   8

       Common Stock Repurchase and Sale........................................................   8

       American Stock Exchange Listing.........................................................   8

       Cash Dividends Paid.....................................................................   8

       Management Stock Transactions...........................................................   8

6.    Exhibits and Reports on Form 8-K ........................................................   9

      Signature ...............................................................................   9


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS


                              PROVENA FOODS INC.

                      Condensed Statements of Operations

                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       2000          1999
Net sales                                           $5,927,400     4,935,510

Cost of sales                                        5,523,545     4,959,679
                                                    ----------     ---------

         Gross profit (loss)                           403,855       (24,169)

Operating expenses:
   Distribution                                        279,412       284,052
   General and administrative                          378,136       345,847
                                                       -------       -------

         Operating loss                               (253,693)     (654,068)

Interest expense, net                                 (160,842)       (2,322)
Other income, net                                       27,119     1,081,624
                                                      --------     ---------

         Earnings (loss) before income taxes          (387,416)      425,234

Income tax expense (benefit)                          (154,486)      170,000
                                                      --------       -------

Net earnings (loss)                                  $(232,930)      255,234
                                                     =========       =======

Earnings (loss) per share:
    Basic                                            $    (.08)          .09
                                                     =========       =======

    Diluted                                          $    (.08)          .09
                                                     =========       =======

Shares used in computing earnings (loss) per share:
    Basic                                            2,981,552     2,922,756
                                                     ---------     ---------

    Diluted                                          2,981,552     2,934,669
                                                     ---------     ---------


          See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                            Condensed Balance Sheet


                                                       March 31,    December 31,
                  Assets                                 2000          1999
                  ------                               ---------    ------------
                                                      (Unaudited)

Current assets:
  Cash and cash equivalents                         $    244,360        834,154
  Accounts receivable, less allowance for doubtful
    accounts of $44,166 at 2000 and $32,166 at 1999    1,879,705      2,316,771
  Inventories                                          2,911,033      2,852,657
  Prepaid expenses                                        61,624         61,409
  Income taxes receivable                                472,841        318,353
                                                     -----------     ----------

      Total current assets                             5,569,563      6,383,344
                                                     -----------     ----------

  Deferred tax assets                                     43,481         43,481
  Property and equipment, net                         16,286,710     16,118,648
  Other assets                                           194,808        199,052
                                                     -----------     ----------
                                                     $22,094,562     22,744,525
                                                     ===========     ==========

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
  Line of credit                                     $ 2,000,000      2,000,000
  Current portion of long-term debt                      462,418        462,418
  Accounts payable                                       939,589      1,122,394
  Accrued liabilities                                    847,797        920,075
                                                     -----------      ---------
      Total current liabilities                        4,249,804      4,504,887
                                                     -----------      ---------

Long-term debt, net of current portion                 7,221,357      7,329,991
Deferred tax liability                                   571,916        571,916

Shareholders' equity:
  Capital stock, no par value; authorized 10,000,000
    shares; issued and outstanding 2,986,005 at 2000
    and 2,972,029 at 1999                              4,782,979      4,746,716
  Retained earnings                                    5,268,506      5,591,015
                                                     -----------     ----------
     Total shareholders' equity                       10,051,485     10,337,731
                                                     -----------     ----------
                                                     $22,094,562     22,744,525
                                                     ===========     ==========


           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         2000          1999
Cash flows from operating activities:
  Net earnings (loss)                                 $ (232,930)       255,234
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                      188,704        110,121
      Provision for bad debts                             12,000         12,000
      Decrease (increase) in accounts receivable         425,066        (86,722)
      Decrease in insurance recovery receivable             --          963,481
      Increase in inventories                            (58,376)      (178,310)
      Increase in prepaid expenses                          (215)      (306,697)
      Increase in income taxes receivable               (154,488)          --
      Decrease in other assets                             4,244         37,178
      Increase (decrease) in accounts payable           (182,805)        44,817
      Decrease in accrued liabilities                    (72,278)      (437,907)
      Increase in income taxes payable                      --           65,951
                                                         -------        -------

             Net cash provided by (used in)
                operating activities                     (71,078)       479,146
                                                          ------        -------
  Cash flows from investing activities:
     Additions to property and equipment                (356,766)    (2,648,305)
                                                         -------      ---------
             Net cash used in investing activities      (356,766)    (2,648,305)
                                                         -------      ---------

  Cash flows from financing activities:
      Payments on long term debt                        (108,634)         --
      Decrease in restricted cash                           --        3,713,587
      Proceeds from sale of capital stock                 36,264         40,266
      Cash dividends paid                                (89,580)       (87,821)
                                                         -------      ---------
             Net cash provided by (used in)
                financing activities                    (161,950)     3,666,032
                                                         -------      ---------

  Net increase (decrease) in cash and cash equivalents  (589,794)     1,496,873
  Cash and cash equivalents at beginning of period       834,154        116,306
                                                         -------      ---------

  Cash and cash equivalents at end of period            $ 244,360      1,613,179
                                                         =======      =========

  Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                       $ 159,982         44,222
        Income taxes                                   $    --          104,048
                                                         =======      =========


           See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOOD INC.

                    NOtes to Condensed Financial Statements
                            March 31, 2000 and 1999

(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

(2) Inventories
---------------

Inventories at March 31, 2000 and December 31, 1999 consist of:

                                                  2000            1999
                                                  ----            ----
         Raw materials                           $774,161       1,108,731
         Work in-process                          673,624         660,204
         Finished goods                         1,463,248       1,083,722
                                               ----------       ---------
                                               $2,911,033       2,852,657
                                               ==========       =========


(3) Segment Data
----------------

Business segment sales and operating income (loss) for the three months ended March 31, 2000 and 1999 and assets at March 31, 2000 and December 31, 1999 are as follows:

                                                  2000            1999
                                                  ----            ----
   Net sales to unaffiliated customers:
      Swiss American Sausage Division           4,276,024       2,857,852
      Royal-Angelus Macaroni Division           1,651,376       2,077,658
                                              -----------       ---------
         Total Sales                          $ 5,927,400       4,935,510
                                              ===========       =========

   Operating income (loss):
      Swiss American Sausage Division          $ (268,628)       (845,686)
      Royal-Angelus Macaroni Division              18,621         224,860
      Corporate                                    (3,686)        (33,242)
                                              -----------       ---------
         Operating loss                       $  (253,693)       (654,068)
                                              ===========       =========

    Identifiable assets:
       Swiss American Sausage Division        $17,126,174      17,122,578
       Royal-Angelus Macaroni Division          4,124,529       4,286,900
       Corporate                                  843,859       1,335,047
                                              -----------      ----------
         Total assets                         $22,094,562      22,744,525
                                              ===========      ==========

(4) Earning (Loss) per Share
----------------------------

Pursuant to SFAS No. 128, basic earnings (loss) per share are net earnings
(loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options (the incremental shares are not used to reduce a diluted loss per share), as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000            1999
                                                   ----            ----
Net earnings (loss)                            $ (232,930)         255,234
                                               ==========        =========
Weighted average number of shares               2,981,552        2,922,756
Incremental shares of options                         --            11,913
                                               ----------        ---------
Weighted average plus incremental shares        2,981,552        2,934,669
                                               ==========        =========
Basic earnings (loss) per share                $     (.08)             .09
                                               ==========        =========
Diluted earnings (loss) per share              $     (.08)             .09
                                               ==========        =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations                    Three Months Ended
---------------------                         March 31,
                                         ------------------
        (Unaudited)                      2000          1999
                                         ----          ----
                                       (amounts in thousands)

Net sales by division:
    Swiss American                     $4,276         $2,858
    Royal-Angelus                       1,651          2,078
                                        -----          -----

                        Total          $5,927         $4,936
                                       ======         ======


Sales in thousands of
  pounds by division:
    Swiss American                      2,967          2,014
    Royal-Angelus                       3,322          4,131


Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 50% in dollars and 47% in pounds in the 1st three months of 2000 over the same period in 1999. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. During the 1st quarter of last year, Swiss was purchasing processed products from other suppliers for its customers because its main meat plant had been destroyed by fire. Now its new meat plant is in full production, and the plant's efficiency and product consistency are increasing and are expected to continue to increase. Swiss operated at a substantial loss in the 1st quarter of 2000 and will need increased sales and increased efficiency to provide a return on the investment in its new plant.

Plant employees are represented by United Food and Commercial Workers Union Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 21% in dollars and 20% in pounds in the 1st quarter of 2000 compared to the 1st quarter of 1999. The percent decrease was higher in dollars than in pounds because of lower average selling prices. Royal's operating profit for the 1st quarter of 2000 was nominal compared to a substantial operating profit for the 1st quarter of 1999. Sales, selling prices and operating profit all decreased because of competition resulting from increased industry capacity.

Plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC as the result of a September 1999 election. Negotiations of a collective bargaining agreement are in progress.

The Company
-----------

Company sales were up 20% but the Company realized a net loss of $232,930 in the 1st quarter of 2000 compared to net earnings of $255,234 for the 1st quarter of 1999. Swiss accounted for the increased sales but both divisions contributed to the reduced profits. The Company's margin for the 1st quarter of 2000 was 6.8% compared to a negative .5% margin a year ago. The negative margin caused by Swiss purchasing processed products for its customers at a loss. In the 1st quarter of this year, Swiss's margin was less than half of its margins before the fire and Royal's margin decreased substantially from the 1st quarter of last year due to lower selling prices and sales decreasing proportionately more than production costs.

General and administrative expenses were up about $32,000 for the 1st quarter of 2000 compared to the same period in 1999, primarily from increased corporate printing expense and increased stationery and travel expense relating to Swiss. Distribution expenses were down about $5,000 because of decreased advertising expense at Swiss, with increased freight at Swiss on higher sales offset by decreased freight at Royal on lower sales. Net interest expense increased about $159,000 because of interest on the loans to finance the new meat plant. Other income decreased because of the absence of business interruption insurance proceeds recognized in the 1st quarter of 1999.

There has been no significant labor unrest at the Company's plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its $2,000,000 bank line of credit with Comerica Bank-California. At March 31, 2000, the Company had $2,000,000 of borrowings under the bank line of credit. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over the bank's cost of funds or 0.25% under its "Base Rate," which was 9% per annum at March 31, 2000.

Also as part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate
- 3.4% per annum at March 31, 2000. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal begin May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

Also as part of the credit facility, the bank made four loans to the Company in 1999 for the new meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,778. The real estate loan was made in December, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July, $1,000,000, 7 year, bank's "Base Rate"; September, $1,200,000, 7 year, bank's "Base Rate" plus 0.25%; and December $414,788, 5 year, bank's "Base Rate" plus 0.75%.

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $7,500,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.90, and cash flow coverage greater than 1.30. The Company was in default under the quick-asset-ratio and cash-flow-coverage covenants at March 31, 2000 and the bank has waived the defaults. Subsequent to March 31, 2000, the bank and the Company agreed to modify some of the covenants and the Company expects to be in compliance with all of the covenants at June 30, 2000.

The Company has completed the construction of an 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, acquired an additional 2 acres of adjacent land for possible future expansion, and completed the initial installation of equipment for a total cost for land, building, improvements and equipment through March 31, 2000 of approximately $13,000,000.

Because of the decline in sales at the pasta division, the Company has deferred the purchase of a second long-goods line.

Cash decreased $589,794 in the 1st quarter of 2000 compared to an increase of $1,496,873 in the 1st quarter of 1999. Operating activities used $71,077 of cash primarily from the net loss, increase in inventories and income taxes receivable and decreases in accounts payable and accrued liabilities, offset by depreciation and amortization and a decrease in accounts receivable. Investing activities used $356,766 of cash for additions to property and equipment, primarily Swiss's new plant. Financing activities used $161,951 of cash from payments on long term debt and dividends, offset by proceeds from the sale of stock.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service the debt incurred to finance the new meat plant.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The $4,000,000 industrial development bonds, the $2,000,000 bank line of credit, and the $2,614,788 of equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations) which tend to follow market interest rates and increase the interest expense to the Company if interest rates increase. A 1% per annum increase in the rate born by the industrial development bonds would increase annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $2,000,000 plus the $2,614,000 of equipment loans, a 1% per annum increase in the rate borne by those borrowings would increase annual interest expense by almost $46,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.   OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

During the 1st three months of 2000, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 2000, the Company sold 13, 976 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.59 per share. From inception of the Plan through March 31, 2000, employees have purchased a total of 507,551 shares.

American Stock Exchange Listing
-------------------------------

The Company's common stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid March 31, 2000 to shareholders of record Match 10, 2000.

Management Stock Transactions
-----------------------------

No purchase or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 2000, except 31 shares purchased by John M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2000                       PROVENA FOODS INC.



                                           By   /s/ Thomas J. Mulroney
                                              -----------------------------
                                                   Thomas J. Mulroney
                                                   Vice President and
                                                Chief Financial Officer