Form 10-Q
period 2000-06-30
PROVENA FOODS INC
filed 2000-08-03
CIK 814139

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

FOR THE QUARTER ENDED JUNE 30, 2000

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                  California                                 95-2782215
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation             (I.R.S. employer
           or organization)                            identification number)

5010 Eucalyptus Avenue, Chino,  California                      91710
------------------------------------------         -----------------------------
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

                           Yes X    No____
                              ---

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                             Common Stock 3,002,802

                              PROVENA FOODS INC.
          Form 10-Q Report for the Second Quarter Ended June 30, 2000

                               Table of Contents
                               -----------------


Item                                                                   Page
----                                                                   ----
                         PART I. FINANCIAL INFORMATION
                         -----------------------------

1.  Financial Statements.................................................1

       Condensed Statements of Operations................................1

       Condensed Balance Sheets..........................................2

       Condensed Statements of Cash Flows................................3

       Notes to Condensed Financial Statements...........................4


2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............................5

       Results of Operations.............................................5

       Swiss American Sausage Co. Meat Division..........................5

       Royal-Angelus Macaroni Company Pasta Division.....................5

       The Company.......................................................6

       Liquidity and Capital Resources...................................6

       New Accounting Standards..........................................7

3.  Quantitative and Qualitative Disclosures About Market Risk...........8


                          PART II. OTHER INFORMATION
                          --------------------------

1.  Legal Proceedings....................................................8

2.  Changes in Securities................................................8

3.  Defaults Upon Senior Securities......................................8

4.  Submission of Matters to a Vote of Security Holders..................8

5.  Other Information....................................................9

       Common Stock Repurchase and Sale..................................9

       American Stock Exchange Listing...................................9

       Cash Dividend Paid................................................9

       Management Stock Transactions.....................................9

6.  Exhibits and Reports on Form 8-K.....................................9

    Signature............................................................9

                        PART I.  FINANCIAL INFORMATION
                       --------------------------------

ITEM I.  FINANCIAL STATEMENTS

                              PROVENA FOODS INC.

                      Condensed Statements of Operations

                                  (Unaudited)


                                   Three Months Ended              Six Months Ended
                                         June 30,                      June 30,
                                   --------------------            -----------------
                                   2000            1999            2000         1999
                                   ----            ----            ----         ----

Net sales                      $5,892,722      4,773,677        11,820,122     9,709,187

Cost of sales                   5,790,469      5,003,808        11,314,014     9,963,487
                                ---------      ---------        ----------    ----------

       Gross profit (loss)        102,253       (230,131)          506,108      (254,300)

Operating expenses:
   Distribution                   274,912        295,646           554,324       579,698
   General and administrative     320,158        337,642           698,294       683,489
                                ---------      ---------        ----------    ----------

       Operating loss            (492,817)      (863,419)         (746,510)   (1,517,487)

Interest expense, net            (185,898)       (38,295)         (346,740)      (40,617)
Other income, net                  34,438      1,266,245            61,557     2,347,869
                                 --------      ---------          --------    ----------
     Earnings (loss) before
       income taxes              (644,277)       364,531        (1,031,693)      789,765

Income tax expense (benefit)     (256,514)       146,000          (411,000)      316,000
                                 --------      ---------        ----------     ---------

Net earnings (loss)            $ (387,763)       218,531          (620,693)      473,765
                               ==========       ========          ========     =========

Earnings (loss) per share:
   Basic                       $   (.13)            .07              (.21)          .16
                               ============       ========        ===========    ========

   Diluted                     $   (.13)            .07              (.21)          .16
                               ============       ========        ===========    ========

Shares used in computing
  earnings (loss) per share:
   Basic                        2,997,118      2,938,316         2,989,335     2,930,579
                               ----------      ---------         ---------     ---------
   Diluted                      2,997,118      2,955,804         2,989,335     2,945,106
                               ----------      ---------         ---------     ---------


           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets


                                            June 30,         December 31,
       Assets                                 2000              1999
       ------                              ---------         ------------
                                          (Unaudited)
Current assets:
   Cash and cash equivalents              $    49,485             834,154
   Accounts receivable, less allowance
     for doubtful accounts of $52,166
     at 2000 and $32,166 at 1999            2,151,942           2,316,771
   Inventories                              3,037,586           2,852,657
   Prepaid expenses                            33,139              61,409
   Income taxes receivable                    408,503             318,353
                                          -----------         -----------

          Total current assets              5,680,655           6,383,344
                                          -----------         -----------

Deferred tax assets                            43,481              43,481
Property and equipment, net                16,374,013          16,118,648
Other assets                                  198,065             199,052
                                          -----------         -----------

                                          $22,296,214          22,744,525
                                          ===========         ===========

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Line of credit                         $ 2,000,000           2,000,000
   Current portion of long-term debt          462,418             462,418
   Accounts payable                         1,322,351           1,122,394
   Accrued liabilities                      1,217,220             920,075
                                          -----------        ------------

          Total current liabilities         5,001,989           4,504,887
                                          -----------        ------------
Long-term debt, net of current portion      7,106,141           7,329,991
Deferred tax liability                        571,916             571,916

Shareholders' equity:
   Capital stock, no par value; authorized
    10,000,000 shares; issued and out-
    standing 3,002,802 at 2000 and
    2,972,029 at 1999                       4,825,510           4,746,716
   Retained earnings                        4,790,658           5,591,015
                                          -----------        ------------

          Total shareholders' equity        9,616,168          10,337,731
                                          -----------        ------------
                                          $22,296,214          22,744,525
                                          ===========        ============

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)                              Six Months Ended
                                                                                June 30,
                                                                         --------------------
                                                                         2000            1999
                                                                         ----            ----
Cash flows from operating activities:
   Net earnings (loss)                                              $  (620,693)        473,765
   Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
        Depreciation and amortization                                   394,433         221,549
        Provision for doubtful accounts                                  20,000          24,000
        Decrease (increase) in accounts receivable                      144,829         (15,230)
        Decrease in insurance recovery receivable                          --           642,620
        Increase in inventories                                        (184,929)       (496,862)
        Decrease (increase) in prepaid expenses                          28,270         (62,579)
        Increase in income taxes receivable                             (90,150)         (2,089)
        Decrease in other assets                                            987          32,052
        Increase in accounts payable                                    199,957         571,617
        Increase (decrease) in accrued liabilities                      297,145         (12,234)
        Decrease in income taxes payable                                   --          (107,960)
                                                                     ----------       ---------
                Net cash provided by operating activities               189,849       1,268,649
                                                                     ----------       ---------

Cash flows from investing activities:
   Addition to property and equipment                                  (649,798)     (5,933,707)
                                                                     ----------      ----------
          Net cash used in investing activities                        (649,798)     (5,933,707)
                                                                     ----------      ----------

Cash flows from financing activities:
        Payments on long term debt                                     (233,850)           --
        Proceeds from note payable to bank                                 --           783,275
        Decrease in restricted cash                                        --         3,960,224
        Proceeds from sale of capital stock                              78,794          93,656
        Cash dividends paid                                            (179,664)       (176,120)
                                                                     ----------       ---------

                Net cash provided by (used in)
                        financing activities                           (324,720)      4,661,035
                                                                     ----------       ---------

Net decrease in cash and cash equivalents                              (784,669)         (4,023)
Cash and cash equivalents at beginning of period                        834,154         116,306
                                                                     ----------       ---------

Cash and cash equivalents at end of period                           $   49,485         112,283
                                                                     ==========       =========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
                Interest                                             $  345,065          92,614
                Income taxes                                         $     --           426,048

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                   Notes to Condensed Financial Statenments
                            June 30, 2000 and 1999

(1)  Basis of Presentation
--------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with generally accepted accounting principles for annual financial statement purposes. These statements should be read in conjuction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at June 30, 2000 and December 31, 1999 consist of:

                                                2000        1999
                                                ----        ----
                          Raw materials      $  763,471   1,108,731
                          Work-in-process       778,124     660,204
                          Finished goods      1,495,991   1,083,722
                                              ---------   ---------
                                             $3,037,586   2,852,657
                                              =========   =========

(3)  Segment Data
-----------------

Business segment sales and operating income (loss) for the three months and six months ended June 30, 2000 and 1999 and assets at June 30, 2000 and December 31, 1999 are as follows:

                                              Three Months Ended June 30,                 Six Months Ended June 30,
                                              ---------------------------                 -------------------------
                                                 2000           1999                         2000           1999
Net Sales to unaffiliated customers:             ----           ----                         ----           ----
   Swiss American Sausage division           $  4,538,450      2,949,984                   8,814,474      5,807,836
   Royal-Angelus Macaroni division              1,354,272      1,823,693                   3,005,648      3,901,351
                                              -----------      ----------                 -----------     ---------
        Total Sales                          $  5,892,722      4,773,677                  11,820,122     9,709,187
                                              ===========      =========                  ==========     =========

Operating income (loss):
   Swiss American Sausage division           $   (543,450)      (955,326)                   (812,078)   (1,801,012)
   Royal-Angelus Macaroni division                 30,456        133,092                      49,077       357,952
   Corporate                                       20,177        (41,185)                     16,491       (74,427)
                                              -----------     ----------                 -----------     ---------
        Operating loss                       $   (492,817)      (863,419)                   (746,510)   (1,517,487)
                                              ===========      =========                  ==========     =========

                                                June 30,       December 31,
                                                  2000            1999
Identifiable assets:                          -----------      ----------
   Swiss American Sausage division           $ 17,644,965     17,122,578
   Royal-Angelus Macaroni division              4,077,013      4,286,900
   Corporate                                      574,236      1,335,047
                                              -----------    -----------
        Operating loss                       $ 22,296,214     22,744,525
                                              ===========    ===========

(4) Earnings (Loss) per Share
-----------------------------
Pursuant to SFAS No. 128, basic earnings (loss) per share are net earnings
(loss) divided by the weighted average number of shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options (the incremental shares are not used in calculating a diluted loss per share because that would reduce the loss per share), as follows:

                                              Three Months Ended June 30,                Six Months Ended June 30,
                                              ---------------------------                -------------------------
                                                 2000           1999                         2000           1999
                                                 ----           ----                         ----           ----
Net earnings (loss)                            $ (387,763)       218,531                    (620,693)       473,765
                                                =========      =========                   =========      =========
Weighted average number of shares               2,997,118      2,938,316                   2,989,335      2,930,579
Incremental shares for options                      ---           17,488                      ---            14,527
                                                ---------      ---------                   ---------      ---------
Weighted average plus incremental shares        2,997,118      2,955,804                   2,989,335      2,945,106
                                                =========      =========                   =========      =========
Basic earnings (loss) per share                $  (.13)            .07                        (.21)          .16
                                                =========      =========                   =========      =========
Diluted earnings (loss) per share              $  (.13)            .07                        (.21)          .16
                                                =========      =========                   =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------                  Three Months Ended               Six Months Ended
                                             June 30,                       June 30,
                                      -------------------              ------------------
     (Unaudited)                       2000          1999               2000         1999
                                       -----         -----              -----        -----
                                                      (amounts in thousands)
Net sales by division:
   Swiss American                  $  4,539      $  2,950           $  8,814     $  5,808
   Royal-Angelus                      1,354         1,824              3,006        3,901
                                      -----         -----              -----        -----
                Total              $  5,893      $  4,774           $ 11,820     $  9,709
                                      =====         =====             ======        =====

Sales in thousands of
 pounds by division:
   Swiss American                     3,106         2,036              6,073        4,050
   Royal-Angelus                      3,051         3,658              6,373        7,789

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased 52% in dollars and 50% in pounds in the 1st six months of 2000 and increased 54% in dollars and 53% in pounds in the 2nd quarter of 2000, compared to the same periods of 1999. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. During the 1st six months of last year, without an operating plant, Swiss was purchasing processed products from other suppliers to retain its customers, resulting in large operating losses offset by business interruption insurance benefits. This year Swiss's new meat plant is in full operation, its sales have increased, and its operating losses have been reduced, but the losses continue with no insurance benefits to offset them. The operating losses resulted from inefficiencies and transitional costs exacerbated by increases in meat costs out-pacing increases in selling prices.

The inefficiencies result from the learning curve for new operators and new equipment. The transitional costs are diminishing or non-recurring expenses of operating a new plant at a new location. Swiss is successfully increasing efficiency, reducing expenses, and increasing sales. Swiss should reach the efficiency of the old plant this year, and with the current sales volume and stable meat costs, would operate profitably. Increased sales, decreased expenses and further efficiency increases are expected ensure Swiss's profitability.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 23% in dollars and 18% pounds in the 1st half of 2000 and decreased 26% in dollars and 17% in pounds in the 2nd quarter of 2000, compared to the same periods of 1999. Sales decreased because of competition from increased industry capacity. The percent decreases were higher in dollars than in pounds, because of price reductions to meet competition. Royal's operating profits were down for the 1st half and 2nd quarter of 2000 over those periods of 1999, because of lower sales and lower margins.

The Company
-----------

Company sales were up 33% in the 1st half of 2000 compared to the 1st half of 1999 and were up 23% in the 2nd quarter of 2000 compared to the 2nd quarter of 1999. The Company realized a net loss of $620,693 for the 1st half of 2000 compared to net earnings of $473,765 a year ago and a net loss of $387,763 for the 2nd quarter of 2000 compared to net earnings of $218,531 a year ago. Swiss accounted for the increased sales but both divisions contributed to the reduced profits. The Company's gross margins for the 1st half and 2nd quarter of 2000 were 4.3% and 1.7%, respectively, compared to -2.6% and -4.8% a year ago. The negative margins were caused by Swiss purchasing processed products for its customers and selling them at a loss. In the 1st half and 2nd quarter of this year, Swiss margins were down substantially from its margins before the fire because of increased meat costs and operating inefficiencies. Royal's margins decreased significantly in the 1st half and slightly in the 2nd quarter from the same periods of last year due to lower selling prices and sales decreasing proportionately more than production costs.

General and administrative expense was up about $15,000 for the 1st half of 2000 but down about $17,000 in the 2nd quarter of 2000, compared to the same periods in 1999. The increase was primarily from increased office expense, depreciation and travel expense at Swiss, and the decrease from decreased health benefits, promotional costs and outside services. Distribution expense was down about $25,000 for the 1st half and $21,000 for the 2nd quarter because of decreased salesman and advertising expense at Swiss. Net interest expense increased about $306,000 and $148,000 in the respective periods because of interest on the loans to finance the new meat plant. Other income decreased because of the absence of business interruption insurance proceeds recognized in the 1st half and 2nd quarter of 1999.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC as the result of a September 1999 election, and negotiation of a collective bargaining agreement is in progress. There has been no significant labor unrest at the Company's plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its $2,000,000 bank line of credit as part of a credit facility with Comerica Bank-California. At June 30, 2000, the Company had $2,000,000 of borrowings under the bank line of credit. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate, at the Company's option, of either 1.75% over the bank's cost of funds or 0.25% under its "Base Rate." the "Base Rate" was 9.5% per annum at June 30, 2000. Effective the 3rd quarter of 2000, the amount of the line of credit will be 30% of inventories plus 80% of receivables, determined monthly, and the interest rate will be increased 0.25% per annum. At June 30, 2000, 30% of inventories plus 80% of receivables was $2,674,562.

As part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate -4.55% per annum at June 30, 2000. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

Also as part of the credit facility, the bank made four loans to the Company in 1999 for the new meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank's "Base Rate"; September 1999, $1,200,000, 7 year, bank's "Base Rate" plus 0.25%; and December 1999, $414,788, 5 year, bank's "Base Rate" plus 0.75%.

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility, as amended in the 2nd quarter of 2000, prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,500,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.40 and, beginning January 1, 2001, cash flow coverage greater than 1.30. The Company was not in default under any of the convenants at June 30, 2000.

Cash decreased $784,669 in the 1st half of 2000 compared to a decrease of $4,023 in the 1st half of 1999. Operating activities provided $189,849 of cash primarily from depreciation, a decrease in accounts receivable and increases in accounts payable and accrued liabilities, offset by the loss and increases in inventories and income taxes receivable. Investing activities used $649,798 of cash for additions to property and equipment, primarily Swiss's new plant. Financing activities used $324,720 of cash from payments on long term debt and dividends, offset by proceeds from the sale of stock.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the forseeable future, including cash flow to service the debt incurred to finance the new meat plant.

New Accounting Standards
------------------------

The Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. The Securities and Exchange

Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101, as amended by SAB No. 101A, is effective for all fiscal years beginning after March 15, 2000. Application of these standards, in the opinion of management, will not have a material effect on the information presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the $2,614,788 of equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and increase the interest expense to the Company if interest rates increase. A 1% per annum increase in the rate borne by the industrial development bonds would increase annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $2,000,000 plus the $2,614,000 of equipment loans, a 1% per annum increase in the rate borne by those borrowings would increase annual interest expense by almost $46,000.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS No significant litigation.

ITEM 2. CHANGES IN SECURITIES None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 25, 2000, at 11:00 a.m. at the Company's principal office. Shareholders representing 2,703,303 or 90.5% of the 2,986,005 shares entitled to vote were present in person or by proxy, with 30,151 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:


                                                                   Without
Nominee                  For                Withheld              Authority
-------                  ---                --------              ---------

John D. Determan     2,693,703               8,300                  1,300
Theodore L. Arena    2,700,403               1,600                  1,300
Ronald A. Provera    2,699,203               2,800                  1,300
Santo Zito           2,699,950               2,053                  1,300
Thomas J. Mulroney   2,702,003               -0-                    1,300
Louis A. Arena       2,698,503               3,500                  1,300
Joseph W. Wolbers    2,699,703               2,300                  1,300
John M. Boukather    2,691,303              10,700                  1,300

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st half of 2000 under its stock repurchase program.

During the 1st half of 2000, the Company sold 30,773 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.56 per share. From inception of the Plan through June 30, 2000, employees have purchased a total of 524,348 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividend Paid
------------------

A cash dividend of $0.03 per share was paid June 30, 2000 to shareholders of record June 10, 2000.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 2nd quarter of 2000, except 35 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2000                     PROVENA FOODS INC.


                                         By /s/ Thomas J. Mulroney
                                           ----------------------------
                                                Thomas J. Mulroney
                                                Vice President and
                                             Chief Financial Officer