Form 10-Q
period 2000-09-30
PROVENA FOODS INC
filed 2000-11-02
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


________________________________________________________________________________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
________________________________________________________________________________

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Commission File Number  1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

                         California                                               95-2782215
--------------------------------------------------------------       ---------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer identification number)

   5010 Eucalyptus Avenue, Chino, California                            91710
---------------------------------------------------                   ----------
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

                            Yes  X         No_____
                                ---


The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

                          Common Stock     3,020,362

                              PROVENA FOODS INC.

        Form 10-Q Report for the Third Quarter Ended September 30, 2000

                               Table of Contents
                               -----------------

Item                                                                                          Page
----                                                                                          ----
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

1.   Financial Statements...................................................................   1

          Condensed Statements of Operations................................................   1

          Condensed Balance Sheets..........................................................   2

          Condensed Statements of Cash Flows................................................   3

          Notes to Condensed Financial Statements...........................................   4

 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   5

          Results of Operations.............................................................   5

          Swiss American Sausage Co. Meat Division..........................................   5

          Royal-Angelus Macaroni Company Pasta Division.....................................   5

          The Company.......................................................................   6

          Liquidity and Capital Resources...................................................   6

          New Accounting Standards..........................................................   7

 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   8

                          PART II.  OTHER INFORMATION
                          ---------------------------

1.   Legal Proceedings......................................................................   8

2.   Changes in Securities..................................................................   8

3.   Defaults Upon Senior Securities........................................................   8

 4.  Submission of Matters to a Vote of Security Holders....................................   8

 5.  Other Information......................................................................   8

          Common Stock Repurchase and Sale..................................................   8

          American Stock Exchange Listing...................................................   8

          Cash Dividend Paid................................................................   8

          Management Stock Transactions.....................................................   8

 6.  Exhibits and Reports on Form 8-K.......................................................   9

     Signature..............................................................................   9

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM I.  FINANCIAL STATEMENTS


                               PROVENA FOODS INC.

                       Condensed Statements of Operations

                                  (Unaudited)

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                    -------------------------   -------------------------
                                       2000          1999          2000          1999
                                    ----------    ----------    ----------    ----------
Net sales                           $7,735,279     5,069,039    19,555,401    14,778,226

Cost of sales                        7,372,229     5,412,748    18,686,243    15,376,235
                                    ----------    ----------    ----------    ----------

     Gross profit (loss)               363,050      (343,709)      869,158      (598,009)

Operating expenses:
  Distribution                         307,845       371,873       862,169       951,571
  General and administrative           352,293       387,817     1,050,587     1,071,306
                                    ----------    ----------    ----------    ----------

     Operating loss                   (297,088)   (1,103,399)   (1,043,598)   (2,620,886)

Interest income (expense), net        (204,800)          641      (551,540)      (39,976)
Other income, net                       28,864       247,561        90,421     2,595,430
                                    ----------    ----------    ----------    ----------

     Loss before income
        tax benefit                   (473,024)     (855,197)   (1,504,717)      (65,432)

Income tax benefit                    (188,000)     (342,000)     (599,000)      (26,000)
                                    ----------    ----------    ----------    ----------

Net loss                            $ (285,024)     (513,197)     (905,717)      (39,432)
                                    ==========    ==========    ==========    ==========

Loss per share:
  Basic                             $     (.09)         (.17)         (.30)         (.01)
                                    ==========    ==========    ==========    ==========

  Diluted                           $     (.09)         (.17)         (.30)         (.01)
                                    ==========    ==========    ==========    ==========

Shares used in computing
   loss per share:
  Basic                              3,014,159     2,955,054     2,997,670     2,938,827
                                    ----------    ----------    ----------    ----------

  Diluted                            3,014,159     2,955,054     2,997,670     2,938,827
                                    ----------    ----------    ----------    ----------

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets


                                                          September 30,   December 31,
                       Assets                                  2000          1999
                       ------                             -------------   ----------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                               $   341,467        834,154
  Accounts receivable, less allowance for doubtful
    accounts of $64,166 at 2000 and $32,166 at 1999         2,515,403      2,316,771
  Inventories                                               2,845,034      2,852,657
  Prepaid expenses                                             33,429         61,409
  Income taxes receivable                                     574,953        318,353
                                                          -----------     ----------

     Total current assets                                   6,310,286      6,383,344
                                                          -----------     ----------

Deferred tax assets                                            43,481         43,481
Property and equipment, net                                16,234,475     16,118,648
Other assets                                                  194,020        199,052
                                                          -----------     ----------

                                                          $22,782,262     22,744,525
                                                          ===========     ==========
           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
  Line of credit                                          $ 2,766,247      2,000,000
  Current portion of long-term debt                           462,418        462,418
  Accounts payable                                          1,161,191      1,122,394
  Accrued liabilities                                       1,560,471        920,075
                                                          -----------     ----------

     Total current liabilities                              5,950,327      4,504,887
                                                          -----------     ----------

Long-term debt, net of current portion                      6,984,788      7,329,991
Deferred tax liability                                        571,916        571,916

Shareholders' equity:
  Capital stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,020,362 at 2000
    and 2,972,029 at 1999                                   4,860,207      4,746,716
  Retained earnings                                         4,415,024      5,591,015
                                                          -----------     ----------

     Total shareholders' equity                             9,275,231     10,337,731
                                                          -----------     ----------

                                                          $22,782,262     22,744,525
                                                          ===========     ==========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         ------------------
                                                          2000        1999
                                                          ----        ----
Cash flows from operating activities:
  Net loss                                                $(905,717)      (39,432)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization                          573,881       402,742
     Provision for bad debts                                 32,000        36,000
     Increase in accounts receivable                       (230,632)     (429,981)
     Decrease in insurance recovery receivable                    -     1,443,655
     Decrease (increase) in inventories                       7,623      (898,557)
     Decrease in prepaid expenses                            27,980        10,826
     Increase in income taxes receivable                   (256,600)     (344,089)
     Decrease in other assets                                 5,032        34,427
     Increase in accounts payable                            38,797         7,638
     Increase in accrued liabilities                        640,396       228,913
     Decrease in income taxes payable                             -      (107,960)
                                                          ---------    ----------

Net cash provided by (used in) operating activities         (67,240)      344,182
                                                          ---------    ----------

Cash flows from investing activities:
  Additions to property and equipment                      (689,708)   (8,499,620)
                                                          ---------    ----------

       Net cash used in investing activities               (689,708)   (8,499,620)
                                                          ---------    ----------

Cash flows from financing activities:
  Payments on long term debt                               (345,203)      (23,810)
  Issuance of long term debt                                      -     4,974,330
  Proceeds from line of credit                              766,247             -
  Decrease in restricted cash                                     -     3,960,224
  Proceeds from sale of capital stock                       113,491       136,271
  Cash dividends paid                                      (270,274)     (264,884)
                                                          ---------    ----------

       Net cash provided by
          financing activities                              264,261     8,782,131
                                                          ---------    ----------

Net increase (decrease) in cash and cash equivalents       (492,687)      626,693
Cash and cash equivalents at beginning of period            834,154       116,306
                                                          ---------    ----------

Cash and cash equivalents at end of period                $ 341,467       742,999
                                                          =========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $ 551,549       170,820
    Income taxes                                          $       -       426,048

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                          September 30, 2000 and 1999

(1)  Basis of Presentation
--------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at September 30, 2000 (unaudited) and December 31, 1999 consist of:

                                        2000        1999
                                     ----------   ---------

                Raw materials        $  939,198   1,108,731
                Work-in-process         788,842     660,204
                Finished goods        1,116,994   1,083,722
                                     ----------   ---------

                                     $2,845,034   2,852,657
                                     ==========   =========

(3)  Segment Data
-----------------

Business segment sales and operating income (loss) for the three months and nine months ended September 30, 2000 and 1999 and assets at September 30, 2000 and December 31, 1999 are as follows:

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                            --------------------------------        -------------------------------
                                              2000                   1999              2000                  1999
                                              ----                   ----              ----                  ----
Net sales to unaffiliated customers:
 Swiss American Sausage division           $ 6,311,032            3,300,225          15,125,506            9,108,061
 Royal-Angelus Macaroni division             1,424,247            1,768,814           4,429,895            5,670,165
                                           -----------           ----------          ----------          -----------

  Total sales                              $ 7,735,279            5,069,039          19,555,401           14,778,226
                                           ===========           ==========          ==========          ===========

Operating income (loss):
 Swiss American Sausage division           $  (203,079)          (1,129,747)         (1,015,157)         (2,930,759)
 Royal-Angelus Macaroni division              (101,530)              60,215             (52,453)             418,167
 Corporate                                       7,521              (33,867)             24,012            (108,294)
                                           -----------           ----------          ----------          -----------

  Operating loss                           $  (297,088)          (1,103,399)         (1,043,598)         (2,620,886)
                                           ===========           ==========          ==========          ===========

                                            September 30,        December 31,
                                                 2000               1999
                                            -------------       -------------
Identifiable assets:
 Swiss American Sausage division             $17,637,235         17,122,578
 Royal-Angelus Macaroni division               4,118,959          4,286,900
 Corporate                                     1,026,068          1,335,047
                                             -----------         ----------

  Total assets                               $22,782,262         22,744,525
                                             ===========         ==========

(4)  Loss per Share
-------------------

Loss per share is net loss divided by the weighted average number of shares outstanding during the period, and diluted loss per share is net loss divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options, except that the incremental shares are excluded in calculating the diluted loss per share for each period presented because that would reduce the loss per share. The number of incremental shares excluded for the three and nine months ended September 30, 2000 are 30,125 and 14,122, respectively.

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                            --------------------------------        -------------------------------
                                               2000                   1999            2000                   1999
                                               ----                   ----            ----                   ----
Net loss                                     $ (285,024)           (513,197)           (905,717)            (39,432)
                                             ==========          ==========          ==========          ==========

Weighted average number of shares             3,014,159           2,955,054           2,997,670           2,938,827
Incremental shares for options                        -                   -                   -                   -
                                             ----------          ----------          ----------          ----------

Weighted average plus incremental shares      3,014,159           2,955,054           2,997,670           2,938,827
                                             ==========          ==========          ==========          ==========
Basic loss per share                         $     (.09)               (.17)              (.30)                (.01)
                                             ==========          ==========          ==========          ==========

Diluted loss per share                       $     (.09)               (.17)               (.30)               (.01)
                                             ==========          ==========          ==========          ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations                  Three Months Ended            Nine Months Ended
---------------------                     September 30,                September 30,
                                       -------------------           ------------------
   (Unaudited)                           2000       1999               2000      1999
                                         ----       ----               ----      ----
                                                     (amounts in thousands)
Net sales by division:
  Swiss American                        $6,311    $3,300              $15,125   $ 9,108
  Royal-Angelus                          1,424     1,769                4,430     5,670
                                        ------    ------              -------   -------

    Total                               $7,735    $5,069              $19,555   $14,778
                                        ======    ======              =======   =======

Sales in thousands of
 pounds by division:
  Swiss American                         4,387     2,270               10,460     6,320
  Royal-Angelus                          3,081     3,548                9,454    11,337

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased 66% in dollars and 66% in pounds in the 1st nine months of 2000 and increased 91% in dollars and 93% in pounds in the 3rd quarter of 2000, compared to the same periods of 1999. The percentage increase in dollars was slightly less than in pounds in the 3rd quarter because much of the increase was in products which normally sell for lower prices per pound. Last year Swiss commenced operations in a new meat plant which is now in full operation, Swiss's sales have increased, and its operating losses have been reduced. The operating losses resulted from inefficiencies and transitional costs exacerbated by increases in meat costs out-pacing increases in selling prices.

The inefficiencies result from the learning curve for new operators and new equipment. The transitional costs are expenses of operating a new plant at a new location which diminish with time or do not recur. Swiss is successfully increasing efficiency, reducing expenses, and increasing sales. Meat costs moderated in the 3rd quarter of 2000, but are higher than a year ago and much higher than in July of 1998, just before fire destroyed Swiss's old meat plant. Swiss's selling prices have not increased commensurate with the increased meat costs because of competition and selling price inelasticity. It is always easier to increase margins when raw material costs are falling or have fallen than to maintain margins when raw material costs are increasing or have increased. Pressure on margins from high meat costs and resistance to selling price increases is normally a temporary phenomenon which does not affect long term profitability. More important to Swiss's long term prospects is its continued success in increasing its sales.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 22% in dollars and 17% in pounds in the 1st nine months of 2000 and decreased 20% in dollars and 13% in pounds in the 3rd quarter of 2000, compared to the same periods of 1999. Sales decreased because of competition from increased industry capacity. The percent decreases were higher in dollars than in pounds because of price reductions to meet competition and to reflect lower flour costs. Royal operated at a loss for the 1st nine months and 3rd quarter of 2000 because of lower sales and lower margins.

The Company
-----------

Company sales were up 32% in the 1st nine months of 2000 compared to the 1st nine months of 1999 and were up 53% in the 3rd quarter of 2000 compared to the 3rd quarter of 1999. The Company realized a net loss of $905,717 for the 1st nine months of 2000 compared to a net loss of $39,432 a year ago and a net loss of $285,024 for the 3rd quarter of 2000 compared to a net loss of $513,197 a year ago. Swiss accounted for the increased sales and though both divisions contributed to the losses, the profit and loss trend at Swiss is up and at Royal is down. The Company's gross margins for the 1st nine months and 3rd quarter of 2000 were 4.4% and 4.7%, respectively, compared to -4% and -6.8% a year ago.
The negative margins were caused by Swiss purchasing processed products for its customers and selling them at a loss before they could be produced at the new plant. In the 1st nine months and 3rd quarter of this year, Swiss's margins were down substantially from its margins before the fire because of increased meat costs and operating inefficiencies. Royal's margins decreased significantly in the 1st nine months and 3rd quarter from the same periods of last year due to lower selling prices and sales decreasing proportionately more than production costs.

General and administrative expense was down about $21,000 for the 1st nine months of 2000 and down about $36,000 in the 3rd quarter of 2000, compared to the same periods in 1999. The decreases were primarily from decreased outside services, decreased health benefit costs and decreased clerical payroll in the 3rd quarter. Distribution expense was down about $89,000 for the 1st nine months and $64,000 for the 3rd quarter because of decreased salesman and advertising expense at Swiss. Net interest expense increased about $512,000 and $205,000 in the respective periods because of interest on the loans to finance the new meat plant. Other income decreased because of the absence of business interruption insurance proceeds recognized in the 1st nine months and 3rd quarter of 1999.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2000 which expires September 29, 2002. There has been no significant labor unrest at the Company's plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. At September 30, 2000, the Company had $2,766,247 of borrowings under the bank line of credit. The line is payable on demand, is subject to annual review, and, as modified in the 3rd quarter of 2000, bears interest at a variable annual rate of 0.75% over the bank's "Base Rate," and the maximum amount of the line of credit is 30% of inventories plus 80% of receivables, determined monthly. At September 30, 2000, the "Base Rate" was 9.5% per annum and 30% of inventories plus 80% of receivables was $2,766,247.

As part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 4.65% per annum at September 30, 2000. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

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

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility, as amended in the 3rd quarter of 2000, prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,000,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.40, and, beginning January 1, 2001, cash flow coverage greater than 1.30. The Company was not in default under any of the covenants at September 30, 2000.

Cash decreased $492,687 in the 1st nine months of 2000 compared to an increase of $626,693 in the 1st nine months of 1999. Operating activities used $67,239 of cash primarily from the loss and increases in accounts receivable and income taxes receivable, offset primarily by depreciation and an increase in accrued liabilities. Investing activities used $689,708 of cash for additions to property and equipment, primarily Swiss's new plant. Financing activities provided $264,260 of cash from borrowings under the bank line and proceeds from the sale of stock offset by payments on long term debt and dividends.

The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service the debt incurred to finance the new meat plant.

New Accounting Standards
------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101, as amended by SAB Nos. 101A and 101B, is effective no later than the 4th quarter of fiscal years beginning after December 15, 1999. Application of these standards, in the opinion of management, will not have a material effect on the information presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and increase the interest expense to the Company if interest rates increase. A 1% per annum increase in the rate borne by the industrial development bonds would increase annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $2,700,000 plus $2,100,000 average of equipment loans, a 1% per annum increase in the rate borne by those borrowings would increase annual interest expense by $48,000.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   None.

ITEM 5.   OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st nine months of 2000 under its stock repurchase program.

During the 1st nine months of 2000 the Company sold 48,333 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $2.35 per share. From inception of the Plan through September 30, 2000, employees have purchased a total of 541,908 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid September 30, 2000 to shareholders of record September 10, 2000.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 3rd quarter of 2000, except 41 shares purchased by John M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is the EDGAR Financial Data Schedule of Exhibit 27.

(b) No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 30, 2000                     P R O V E N A  F O O D S  I N C.

                                            By  /s/ Thomas J. Mulroney
                                              ----------------------------------
                                                     Thomas J. Mulroney
                                                     Vice President and
                                                   Chief Financial Officer