Form 10-K405
period 2000-12-31
PROVENA FOODS INC
filed 2001-03-15
CIK 814139

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission File Number 1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)

          California                                       95-2782215
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                       identification number)

5010 Eucalyptus Avenue, Chino, California                      91710
--------------------------------------------   ---------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---
     The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 24, 2001 was $5,936,000.

     The number of shares of Provena Foods Inc. Common Stock outstanding on February 24, 2001 was 3,044,314.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                              PROVENA FOODS INC.

                         2000 FORM 10-K ANNUAL REPORT

                               Table of Contents

Item                                                                                         Page
----                                                                                         ----
                                     PART I
                                     ------

1.   Business...............................................................................    1

2.   Properties.............................................................................    4

3.   Legal Proceedings......................................................................    4

4.   Submission of Matters to a Vote of Security Holders....................................    5

                                     PART II
                                     -------

5.   Market for the Registrant's Common Stock and Related Stockholder Matters...............    5

6.   Selected Financial Data................................................................    7

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..    8

7A.  Quantitative and Qualitative Disclosure About Market Risk..............................   11

8.   Financial Statements and Supplementary Data............................................   11

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   11

                                    PART III
                                    --------

10.   Directors and Executive Officers of the Registrant....................................   11

11.   Executive Compensation................................................................   12

12.   Security Ownership of Certain Beneficial Owners and Management........................   13

13.   Certain Relationships and Related Transactions........................................   14

                                     PART IV
                                     -------

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   14

                                ----------------

      Signatures............................................................................   16

                                     PART I
                                     ------

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


Swiss American Sausage Co. Meat Division
----------------------------------------

     During the years ended December 31, 2000 and 1999, sales by Swiss accounted for 78.5% and 64.3%, respectively, of the Company's net sales. Swiss's higher proportion of Company sales in 2000 resulted from increased sales at Swiss in the first full year of operation of its new meat plant and decreased sales at Royal. The Company's processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U. S. Government. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

     The meat processing activities of the Company were conducted at its facilities in San Francisco, California, until the main plant was destroyed by a fire in 1998. The San Francisco plant had an estimated theoretical production capacity of 27,000,000 pounds per year. Following the fire, the Company completed the construction and equipping of a new meat plant in Lathrop, California. The new meat plant has an estimated theoretical production capacity of 46,000,000 pounds per year. The Company purchased an additional 2 acres of land adjacent to the new plant in 1999 to ensure a capability of expansion which the old meat plant did not have. See ITEM 2. PROPERTIES.

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


Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

     During the years ended December 31, 2000 and 1999, sales by Royal-Angelus accounted for 21.5% and 35.7%, respectively, of the Company's net sales. Royal's lower proportion of Company sales in 2000 resulted from increased sales at Swiss and decreased sales at Royal caused by competition from increased industry capacity. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

     Since 1987, the Company's pasta products have been produced at its production plant in Chino, California. In 1995, the Company purchased a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 2002. The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year.

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

     During 1999, before the new meat plant was operational and with the old meat plant having been destroyed by fire, the meat division attempted to maintain volume by purchasing processed products from other suppliers for its customers, but the meat division's sales were almost $1,000,000 per month lower than before the fire. Purchasing from suppliers increased Swiss's costs but most of the increased costs were covered by business interruption insurance.

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

Marketing and Distribution
--------------------------

     The Company's processed meat and pasta products have been marketed primarily by the Company's management personnel, food brokers, and three full-time salaried sales people. Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.

Dependency on a Limited Number of Large Customers
-------------------------------------------------

     A substantial portion of the Company's revenues has in recent years resulted from sales to a few customers. See Note 12 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 2000:

                                Number of      Division        Company
         Division               Customers       Sales %        Sales %
         --------               ---------       -------        -------
      Swiss American                3             51%           40%
      Royal-Angelus                 3             33%            7%
                                   --                          ----
             Totals                 6                           47%

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

Employees
---------

     As of December 31, 2000, the Company employed 167 full-time employees, 115 in production at Swiss in Lathrop, California, 37 in production at Royal-Angelus in Chino, California, 7 in clerical and office functions, 3 in sales activities, and 5 in management activities.

     Swiss's plant employees are represented by the United Food and Commercial Workers Union,Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002. Royal's plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2000 which expires September 29, 2002. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.

Health Benefits
---------------

     The Company provides health insurance benefits to its non-union employees and their dependents on a self-funded basis. The Company is insured for the excess over $50,000 of claims of any covered person incurred and paid during the year, but is self-funded for claims up to $50,000. The self-funded limit was $40,000 during 2000. The Company is exposed to the risk of an extraordinary number of significant claims but not one or more very large claims.

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


ITEM 2. PROPERTIES

     The Company's meat processing plant is an approximately 85,000 square foot facility located in Lathrop, California, constructed by the Company in 1999. The estimated theoretical production capacity of the new meat plant is 46,000,000 pounds per year, compared to 27,000,000 pounds per year for the Company's old meat plant. The Company purchased an additional 2 acres of land adjacent to the new plant in 1999 to ensure a capability of expansion.

     The Company's pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. In 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 2002. The Chino plant, after the addition of a third short-goods production line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds annually.


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


                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "PZA". The following table sets forth high and low prices as traded on the American Stock Exchange:

                            Quarter of Fiscal Year Ended December 31
                         First       Second        Third         Fourth
                         -----       ------        -----         ------
         1999    High    $3-1/16       3-3/4        3-9/16         3-1/8
                 Low       2-1/2     2-11/16       2-15/16         2-1/2

         2000    High      2-7/8       2-3/4         2-1/8       1-15/16
                 Low       2-3/8     1-13/16         1-3/4        1-9/16

The closing price on December 31, 2000 was $1-11/16.


Common Stock
------------

     The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 2000 the Company had issued and outstanding 3,035,009 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988, and has paid the following annual amounts per share:

             2000   1999   1998   1997   1996   1995     1994     1993   1992   1991    1990   1989   1988
Dividends   $0.12  $0.12  $0.12  $0.12  $0.10  $0.18  $0.1725  $0.1625  $0.16  $0.14  $0.125  $0.11  $0.10

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

     In 2000, the Company purchased no shares under its stock repurchase program, and received no shares in payment of the exercise price of options. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

     Under the Employee Stock Purchase Plan, in 2000 employees purchased 62,980 newly issued shares at an average price of $2.23 per share. Employees have purchased a total of 556,555 shares under the plan through December 31, 2000, at an average price of $2.94 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $140,000 per year.

     No shares were purchased by exercise of Incentive Stock Options in 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below under the headings Statement of operations data and Balance sheet data as of and for each of the years in the five-year period ended December 31, 2000 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the balance sheets as of December 31, 2000 and 1999 and the statements of operations, shareholder's equity and cash flows for each of the years in the five-year period ended December 31, 2000, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                        2000      1999        1998       1997          1996
                                                        ----      ----        ----       ----          ----
                                                        (Amounts in thousands except per share data)
Statement of operations data:
Net Sales                                           $ 27,309      20,628      24,503     30,966      28,895
Cost of sales                                         25,535      20,371      21,794     27,103      26,037
                                                    --------    --------    --------   --------    --------
Gross profit                                           1,774         257       2,709      3,863       2,858

Distribution, general and administrative expenses      2,638       2,651       2,253      2,066       2,002
                                                    --------    --------    --------   --------    --------
Operating income (loss)                                 (864)     (2,394)        456      1,797         856

Interest income (expense), net                          (746)       (175)         18        (58)        (75)
Other income, net                                        155       2,637       3,326        279         113
                                                    --------    --------    --------   --------    --------
Earnings (loss) before income taxes                   (1,455)         68       3,800      2,018         894

Income tax expense (benefit)                            (577)         30       1,558        764         332
                                                    --------    --------    --------   --------    --------
Net earnings (loss)                                 $   (878)         38       2,242      1,254         562
                                                    ========    ========    ========   ========    ========

Earnings (loss) per share:     Basic                $   (.29)        .01         .78        .44         .20
                                                    ========    ========    ========   ========    ========

                               Diluted              $   (.29)        .01         .77        .44         .20
                                                    ========    ========    ========   ========    ========

Cash dividends paid per share                       $    .12         .12         .12        .12         .10
Weighted average number
   of shares outstanding (1):  Basic                   3,006       2,946       2,891      2,836       2,767

                               Diluted                 3,006       2,961       2,924      2,855       2,775

Balance sheet data (end of period):
Working capital$                                    $    307       1,878       3,261      4,574       3,564
Property and equipment (net)                          16,101      16,119       7,602      4,468       4,705
Total assets                                          22,357      22,745      17,280     11,539      10,414
Long-term debt                                         6,885       7,330       4,000        752         960
Shareholders' equity                                   9,238      10,338      10,479      8,435       7,357
--------------------------------------------------------------------------------------------------------

(1) The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, and received shares in exercise of incentive stock options in the years as shown:

                                          2000       1999      1998       1997      1996
                                          ----       ----      ----       ----      ----
       Purchase Plan Shares Sold         62,980     56,293    42,959     55,355    51,990
       Incentive Option Shares Sold           -      2,638    10,000     20,400    16,000
       Received in Exercise of Options        -          -     5,842      7,795     8,600

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth operating data for the years ended December 31, 2000, 1999 and 1998:

                                                                         Year Ended December 31,
                                                             -----------------------------------------------
                                                             2000                  1999                 1998
                                                             ----                  ----                 ----
                                                                          (Dollars in thousands)
Net sales                                           $ 27,309      100.0%  $ 20,628      100.0%  $ 24,503     100.0%
Cost of sales                                         25,535       93.5     20,371       98.8     21,794      88.9
                                                    --------   --------   --------   --------   --------  --------
Gross profit                                           1,774        6.5        257        1.2      2,709      11.1

Distribution, general and administrative expenses      2,638        9.7      2,651       12.9      2,066       6.7
                                                    --------   --------   --------   --------   --------  --------
Operating income (loss)                                 (864)      (3.2)    (2,394)     (11.6)       456       1.9

Interest income (expense), net                          (746)      (2.7)      (175)       (.8)        18        .1
Other income, net                                        155         .6      2,637       12.8      3,326      13.6
                                                    --------   --------   --------   --------   --------  --------
Earnings (loss) before income taxes                   (1,455)      (5.3)        68         .3      3,800      15.5

Income tax expense (benefit)                            (577)      (2.1)        30         .1      1,558       6.4
                                                    --------   --------   --------   --------   --------  --------
Net earnings (loss)                                 $   (878)      (3.2)% $     38         .2%  $  2,242       9.2%
                                                    ========   ========   ========   ========   ========  ========

Sales in thousands of pounds by division
                                      Swiss American       14,910                 9,152               10,473
                                      Royal-Angelus        12,226                14,913               18,762


Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

     In 2000, sales of $27,309,000 were up 32% from 1999 sales of $20,628,000.
The increase in sales was attributable to the meat division, with pasta division sales down.

     The meat division's sales were up about 62% in dollars and 63% in pounds and it operated at a $854,000 loss for 2000 compared to a $2,837,000 loss for 1999. Swiss's sales for the 4th quarter of 2000 were up 53% in dollars and 57% in pounds from the 4th quarter of 1999. The percentage increases in dollars were slightly less than in pounds primarily because much of the increase was in products that normally sell for lower prices per pound. The year 2000 was Swiss's first full year of operating its new meat plant during which Swiss has increased its sales and reduced its operating losses, operating at a modest profit in the 4th quarter.

     Swiss's 2000 operating loss resulted from inefficiencies and transitional costs, exacerbated by increases in meat costs out-pacing increases in selling prices during part of the year. The inefficiencies are the result of the learning curve for new operators and new equipment. The transitional costs are expenses of operating a new plant at a new location which diminish with time or do not recur. Swiss is increasing its efficiency and reducing its expenses, and its operating profitability should improve if it continues its success in increasing its sales.

     The pasta division's sales decreased about 20% in dollars and 18% in pounds and it operated at a $42,000 loss in 2000 compared to $534,000 of income in 1999. The pasta division's sales for the 4th quarter of 2000 were down 15% in dollars and 22% in pounds from the same quarter of 1999. The percentage decreases for the year were larger in dollars than in pounds because of price reductions to meet competition and to reflect lower flour costs, but reversed in the 4th quarter because of a higher proportion of lower volume-higher priced sales. Sales decreased because of competition from increased industry capacity. The loss resulted from lower sales and lower margins.

     The Company's gross profit for 2000 was $1,774,000 or 6.5% of net sales compared to $257,000 or 1.2% of net sales for 1999. Gross profit increased absolutely and as a percent of net sales because this year Swiss was producing products which it was purchasing from other suppliers last year. Distribution, general and administrative expenses for 2000 were down about 0.5% from 1999. Distribution expenses were down about $56,000, despite increased sales, because of decreased salesman and advertising expense at Swiss. General and administrative expenses were up about $43,000 primarily due to increased health benefit costs in the 4th quarter.

     Interest expense increased in 2000 from 1999 because of increased borrowings under the bank line, an increase in the interest rate borne by the bank line and because the real estate and equipment loans made to the Company in the latter part of 1999 were outstanding for all of 2000. Other income decreased in 2000 from 1999 because insurance proceeds relating to the meat plant fire were included in other income in 1999. No insurance claims relating to the fire have been outstanding since 1999.

Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------

     In 1999, sales of $20,628,000 were down 16% from 1998 sales of $24,503,000.
Both divisions contributed to the decline in sales.

     The meat division's sales were down about 14% in dollars and 9% in pounds and it operated at a $2,837,000 loss for 1999 compared to a $556,000 loss for 1998. Swiss's sales for the 4th quarter of 1999 were up 46% in dollars and 44% in pounds from the 4th quarter of 1998. Sales in dollars changed proportionately more than in pounds because selling prices were lower during most of 1999, but increased in the 4th quarter, reflecting meat costs. Swiss was experiencing modest growth and increased profits when the August 1, 1998 fire destroyed its main meat plant. Swiss attempted to maintain volume by purchasing processed products from other suppliers for its customers, but after the fire until the new plant commenced operations, Swiss's sales were down almost $1,000,000 per month. Most of Swiss's $2,837,000 operating loss in 1999 was offset by $2,613,000 of business interruption insurance proceeds included in other income. Installation of equipment at the new plant was almost complete at the end of 1999, and during the 4th quarter of 1999, sales of product produced at the new plant increased and Swiss operated at a modest profit.

     The pasta division's sales decreased about 19% in dollars and 21% in pounds and its operating income decreased 52% in 1999 from 1998. The pasta division's sales for the 4th quarter of 1999 were down 16% in dollars and 11% in pounds from the same quarter of 1998. The sales decreases in dollars compared to pounds were proportionately less for the year but more for the 4th quarter because average selling prices were higher for most of 1999 but decreased in the 4th quarter, corresponding to changes in the proportion of lower volume-higher priced sales. The decreases in sales reflected competition resulting from increased industry capacity.

     The Company's gross profit for 1999 was $257,000 or 1.2% of net sales compared to $2,709,000 or 11.1% of net sales for 1998. Gross profit decreased absolutely and as a percent of sales because of the higher costs incurred at Swiss as a result of purchasing processed products from other suppliers. Distribution, general and administrative expenses for 1999 were up about 18% from 1998. Distribution expenses were up about $182,000 because of increased freight and sales-person payroll and expense at Swiss and increased truck-rental expense at Royal. Administrative expenses were up about $216,000 primarily due to increased outside services, bank charges, clerical payroll, depreciation, printing and travel. Increased outside services resulted in part from the union election at Royal. Printing reflected new stationery and advertising for the new meat plant and additional travel costs were incurred between the old and the new meat plant sites.

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

Liquidity and Capital Resources
-------------------------------

     The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. At December 31, 2000, the Company had $2,708,921 of borrowings under the bank line of credit. The line is payable on demand, is subject to annual review, and, as modified in the 3rd quarter of 2000, bears interest at a variable annual rate of 0.75% over the bank's "Base Rate." The maximum amount of the line of credit is the lesser of $3,000,000, or 30% of inventories plus 80% of receivables, determined monthly. At December 31, 2000, the "Base Rate" was 9.5% per annum and 30% of inventories plus 80% of receivables was $2,890,061.

     As part of the credit facility, Comerica issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's new meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate
- 4.4% per annum at December 31, 2000. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

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

     All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility, as amended in the 3rd quarter of 2000, prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,000,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.45, and, beginning January 1, 2001, cash flow coverage greater than 1.30. The Company was not in default under any of the covenants at December 31, 2000.

     In 1999, the Company completed the construction of a 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, and purchased an adjacent 2 acres for possible future expansion, for a total cost of about $13,225,000. The new meat plant has adequate production capacity to meet the foreseeable demand for its products.

     The pasta plant has three short-good lines and one long-goods line. Because of the recent decline in pasta sales, the Company has deferred the purchase of a second long-goods line. The plant has adequate production capacity to meet the foreseeable demand for its products, with more than adequate short-goods capacity but limited long-goods capacity and flexibility. The two pasta buildings provide ample capacity for possible future expansion.

     Additions to property and equipment of about $200,000 are anticipated for 2001.

     In 2000 cash decreased about $746,000. Operating activities used about $86,000 of cash, primarily from the net loss, a decrease in deferred income taxes and increases in accounts receivable and income taxes receivable, offset by depreciation and amortization and an increase in accrued liabilities. Deferred income taxes were reduced and income taxes receivable were increased as tax benefits of the loss. Investing activities used about $732,000, primarily final payments and completion of the new plant. Financing activities produced about $72,000 from borrowings under the bank line, reduced by principal payments on loans and the excess of cash dividends paid over net stock proceeds.

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

     In 2001 quarterly cash dividends will continue to be paid if the Board believes that earnings and cash flow are adequate to satisfy Company obligations and working capital requirements.

     The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $140,157 in 2000.

     The Company believes that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service the debt incurred to finance the new meat plant. The Company reported $307,000 of working capital at December 31, 2000. Working capital is generally the excess of current assets, expected to produce cash within 12 months, over current liabilities, payable within 12 months. The $2,709,000 bank line balance was a current liability which the Company does not expect to be required to repay in 2001.

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

ITEM 7A. QUANTITATIVE AND DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and see Notes 4 and 5 of Notes to Financial Statements) which tend to follow market interest rates and change the Company's interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $2,800,000 plus $1,900,000 average of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $47,000.

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

     None.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

     John D. Determan, age 68, has been a vice president and director of the Company since 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to 1998 and Chairman of the Board since 1992. He is a member of the option committee.

     Theodore L. Arena, age 58, has been the General Manager of the Company's Swiss American Sausage Co. meat division since 1976, the President and a director of the Company since 1985 and the Chief Executive Officer since 1998. He is the nephew of Louis A. Arena, a director of the Company.

     Ronald A. Provera, age 63, has been the secretary and a director of the Company since 1972 and was the General Manager of Sav-On Food Co., the Company's distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to the Company's Royal-Angelus Macaroni Company pasta division. He is a member of the option committee.

     Santo Zito, age 64, has been the Company's plant engineer since 1976, and a vice president and director of the Company since 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

     Thomas J. Mulroney, age 55, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

     Louis A. Arena, age 78, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the pasta division from 1975 until his retirement in 1989. He is a member of the audit committee.

     Joseph W. Wolbers, age 71, has been a director of the Company since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950. He is Chairman of the audit committee.

     John M. Boukather, age 64, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company since 1987. He is a member of the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2000, 1999 and 1998, all compensation of all executive officers of the Company serving at December 31, 2000.

                                                      Annual        SEP-IRA
              Name and Position           Year        Salary     Contributions
              -----------------           ----        ------     -------------
           John D. Determan,              2000        $82,051       $12,308
              Chairman of the Board       1999         80,637        12,096
                                          1998         80,771        12,116

           Theodore L. Arena,             2000        127,323        19,098
              President and               1999        127,344        19,102
              Chief Executive Officer     1998        133,749        20,062

           Ronald A. Provera,             2000        127,568        19,135
              Secretary                   1998        127,536        19,130
                                          1997        129,641        19,446

           Santo Zito,                    2000        130,277        19,542
              Vice President              1999        129,640        19,446
                                          1998        132,806        19,921

           Thomas J. Mulroney,            2000        126,160        18,924
              Chief Financial Officer     1999        127,757        19,164
                                          1998        129,793        19,469

     See Incentive Stock Option Plan below for information on Incentive Stock
         ---------------------------
Options. See Simplified Employee Pension Plan below for more information on SEP-IRA Contributions.

     The Company does not currently pay bonuses or deferred compensation to executive officers or provide them with automobiles, employment contracts or "golden parachute" arrangements.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Company has no compensation committee. All executive officers are members of the Board and participate in the Board's deliberations concerning executive compensation.

Simplified Employee Pension Plan
--------------------------------

     In 1988, the Company adopted a Simplified Employee Pension-Individual Retirement Accounts ("SEP-IRA") plan and executed SEP-IRA Agreements with Wells Fargo Bank, N.A. and Dean Witter Reynolds Inc., covering all employees at least 18 years old who have worked at least six months and earned at least $300 during the year, except certain union employees. Union plant employees at both divisions do not participate in the SEP-IRA plan under the terms of their current collective bargaining agreements.

     The Company makes contributions under the plan in the discretion of the Board, allocated in proportion to compensation, to an Individual Retirement Account ("IRA") established by each eligible employee.

     Contributions, up to 15% of eligible compensation, are deductible by the Company and not taxable to the employee. An employee may withdraw SEP-IRA funds from the employee's IRA. Withdrawals are taxable as ordinary income, and withdrawals before age 59-1/2 may be subject to tax penalties.

     For 2000, the Company contributed $376,558 to IRA's under the plan.

Incentive Stock Option Plan
---------------------------

     In April 1987, the Company adopted an Incentive Stock Option Plan under
Section 422A of the Internal Revenue Code of 1986. Under the plan, as amended in 1988, for a period of 10 years from the date of adoption, an Option Committee appointed by the Board of Directors was authorized in its discretion to grant to key management employees options to purchase up to an aggregate of 261,704 shares of common stock of the Company. The purchase price of shares covered by an option could not be less than the market value of the shares on the date of grant and the term of an option could not exceed 10 years.

     Options may no longer be granted under the plan. No options were exercised in 2000. At January 1, 2001, outstanding options to purchase shares at $2-9/16 per share were held 91,458 by Theodore L. Arena and 15,653 by Thomas J. Mulroney. All outstanding options are exercisable at a price which exceeds the year end stock market closing price of $1-11/16 per share.

Compensation of Directors
-------------------------

     Directors who are not officers or employees are paid a fee of $1,000 for each board meeting or board committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership
--------------------------

     The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 2000.

                                                  Shares Beneficially Owned
                                       --------------------------------------------------
                                       Without Options(5)           Options Exercised(6)
                                       ---------------              -----------------
           Name or Category(1)       Number        Percent         Number        Percent
           ----------------          ------        -------         ------        -------
           John D. Determan           335,327       11.0%          335,327         10.7%
           Penny S. Bolton (2)        378,463       12.5%          378,463         12.0%
           Theodore L. Arena          140,994        4.6%          232,452          9.4%
           Ronald A. Provera (3)      322,330       10.6%          322,330         10.3%
           Santo Zito                 362,330       11.9%          362,330         11.5%
           Thomas J. Mulroney (4)      18,338         .6%           33,991          1.1%
           Louis A. Arena             288,030        9.5%          288,030          9.2%
           John M. Boukather            3,024         .1%            3,024           .1%
           Joseph W. Wolbers           12,250         .4%           12,250           .4%
           Officers and Directors   1,482,623       48.8%        1,589,734         50.7%
           Shares Outstanding       3,035,009        100%        3,142,120          100%

--------------------------------------------------------------------------------

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

Management Stock Transactions
-----------------------------

     During the specified quarter of 2000, officers and directors purchased the following numbers of shares of the Company's common stock: 1st quarter, John M. Boukather - 31 shares; 2nd quarter, Mr. Boukather - 35; 3rd quarter, Mr. Boukather - 41; 4th quarter, Mr. Boukather - 41, Santo Zito - 10,000. No sales and no other purchases of the Company's common stock by officers or directors were reported during the year.

     Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 2000 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.

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

Exhibits
--------

3.7       Bylaws of the Company, as in effect on January 16, 1989 (1), (3)
3.8 Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)
3.9       Amendment to Articles of Incorporation of the Company re
          Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)
3.10 Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)
3.11      Amendment to Bylaws of the Company re Annual Meeting in April (7)
3.12 Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)
3.13 Amendment to Bylaws of the Company re President as Chief Executive Officer (10)
4.3       Form of Certificate evidencing common stock (8)
10.2      1987 Incentive Stock Option Plan, as amended to date (1)
10.20     1988 Stock Purchase Plan of the Company (4)
10.22 Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)
10.23 Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)
10.36 Standard Industrial/Commercial Single-Tenant Lease - Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)
10.37 First Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (10)
10.39 Master Revolving Note and Security Agreement, both dated July 14, 1998 between the Company and Comerica Bank- California, relating to the Company's line of credit (10)
10.40 Collective Bargaining Agreement dated April 1, 1998 between Swiss and United Food and Commercial Workers Union Local 101, AFL-CIO (10)
10.41 Loan Agreement dated October 1, 1998 between the California Economic Development Financing Authority and the Company (10)
10.42 Remarketing Agreement dated October 1, 1998 between the Company and Dain Rauscher Incorporated (10)
10.43 Purchase Contract among the California Economic Development Financing Authority, the Treasurer of the State of California and Dain Rauscher Incorporated (10)
10.44 Tax Regulatory Agreement dated October 1, 1998 among the California Economic Development Financing Authority, U.S. Bank Trust National Association, as trustee, and the Company (10)
10.45 Building Loan Agreement dated October 1, 1998 between the Company and Comerica Bank-California (10)
10.46 Reimbursement Agreement dated October 1, 1998 between the Company and Comerica Bank-California (10)

10.47 Loan Modification Agreement dated December 29, 1999 between the Company and Comerica Bank-California (11)
10.48 Variable Rate-Installment Note for $1,000,000 dated July 28, 1999 between the Company and Comerica Bank-California for equipment -two other notes differ only as to date, amount, rate and maturity as follows: 9/29/99, $1,200,000, "Base Rate" + 0.25%, 10/1/06; and
          12/6/99, $414,788, "Base Rate" + 0.75%, 12/6/04 (11)
10.49 Loan and Security Agreement (Accounts Receivable and Inventory) dated July 31, 2000 between the Company and Comerica Bank-
          California                                                   (22 Page)
10.50 Collective Bargaining Agreement dated October 2, 2000 between Royal and United Food and Commercial Workers Union Local 1428,
          AFL-CIO-CLC                                                  (27 Page)
10.51     Second Amendment to Lease dated December 18, 1995 between Company and
          R-Cold, Inc. and Therma-Lok, Inc.                             (1 Page)
23.1      Consent of KPMG LLP                                           (1 Page)

--------------------------------------------------------------------------------

(1)  Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2) Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3) Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)  Exhibit to 1987 Form 10-K Annual Report
(5)  Exhibit to 1988 Form 10-K Annual Report      [Exhibits filed with the 10-K
(6)  Exhibit to 1989 Form 10-K Annual Report      report are not reproduced in
(7)  Exhibit to 1990 Form 10-K Annual Report      this Annual Report, but will
(8)  Exhibit to 1991 Form 10-K Annual Report      be provided for $.10 per page
(9)  Exhibit to 1995 Form 10-K Annual Report      plus postage. The number of
(10) Exhibit to 1998 Form 10-K Annual Report      pages is shown in bold at the
(11) Exhibit to 1999 Form 10-K Annual Report      right margin]


Reports on Form 8-K
-------------------

          During the year ended December 31, 2000 the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2001                         P R O V E N A  F O O D S  I N C.

                                                By   John D. Determan
                                                  ----------------------------
                                                       John D. Determan
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                  Title                        Date
           ---------                                  -----                        -----
/s/      John D. Determan                    Chairman of the Board and
------------------------------------         Director                                   February 24, 2001
         John D. Determan

/s/      Theodore L. Arena                   President (Principal Executive
____________________________________         Officer) and Director                      February 24, 2001
         Theodore L. Arena

/s/      Ronald A. Provera                   Vice President, Sales, Secretary and
____________________________________         Director                                   February 24, 2001
         Ronald A. Provera

/s/      Santo Zito
____________________________________         Vice President and Director                February 24, 2001
         Santo Zito

/s/      Thomas J. Mulroney                  Chief Financial Officer (Principal
____________________________________         Financial and Accounting Officer)          February 24, 2001
         Thomas J. Mulroney

/s/      Louis A. Arena
____________________________________         Director                                   February 24, 2001
         Louis A. Arena

/s/      Joseph W. Wolbers
____________________________________         Director                                   February 24, 2001
         Joseph W. Wolbers

/s/      John M. Boukather
____________________________________         Director                                   February 24, 2001
         John M. Boukather

                              PROVENA FOODS INC.

                       Financial Statements and Schedule

                          December 31, 2000 and 1999

                  (With Independent Auditors' Report Thereon)

                              PROVENA FOODS INC.


                  Index to Financial Statements and Schedule

                                                                                          Page
Independent Auditors' Report                                                               F-2

Balance Sheets - December 31, 2000 and 1999                                                F-3

Statements of Operations - Years ended December 31, 2000, 1999 and 1998                    F-4

Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998          F-5

Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998                    F-6

Notes to Financial Statements                                                              F-7

Schedule

II - Valuation and Qualifying Accounts and Reserves                                       F-19

                         Independent Auditors' Report



The Board of Directors
Provena Foods Inc.:


We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Orange County, California
January 26, 2001

                              PROVENA FOODS INC.

                                Balance Sheets

                          December 31, 2000 and 1999


                    Assets (Notes 4 and 5)                                           2000                 1999
                                                                                 -------------        ------------
Current assets:
    Cash and cash equivalents                                                    $    88,585              834,154
    Accounts receivable, net of allowance for doubtful accounts of
      $59,843 and $32,166 at December 31, 2000 and 1999,
      respectively (notes 4, 5 and 12)                                             2,532,019            2,316,771
    Inventories (notes 2, 4 and 5)                                                 2,881,486            2,852,657
    Prepaid expenses                                                                  53,608               61,409
    Income taxes receivable (note 8)                                                 407,843              318,353
    Deferred tax assets (note 8)                                                     102,828                   --
                                                                                 -----------          -----------
               Total current assets                                                6,066,369            6,383,344

Deferred tax assets (note 8)                                                              --               43,481
Property and equipment, net (notes 3, 4 and 5)                                    16,100,961           16,118,648
Other assets                                                                         189,925              199,052
                                                                                 -----------          -----------
                                                                                 $22,357,255           22,744,525
                                                                                 ===========          ===========
               Liabilities and Shareholders' Equity

Current liabilities:
    Line of credit (note 4)                                                      $ 2,708,921            2,000,000
    Current portion of long-term debt (note 5)                                       492,135              462,418
    Accounts payable                                                               1,179,561            1,122,394
    Accrued liabilities (note 6)                                                   1,378,596              920,075
                                                                                 -----------          -----------
               Total current liabilities                                           5,759,213            4,504,887
                                                                                 -----------          -----------
Long-term debt, net of current portion (note 5)                                    6,884,781            7,329,991
Deferred tax liability (note 8)                                                      474,818              571,916

Shareholders' equity (notes 7, 9 and 10):
    Common stock, no par value; authorized 10,000,000 shares;
       3,035,009 and 2,972,029 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                                    4,886,874            4,746,716
    Retained earnings                                                              4,351,569            5,591,015
                                                                                 -----------          -----------
               Total shareholders' equity                                          9,238,443           10,337,731

Commitments and contingencies (notes 4, 5, 9, 13 and 14)
                                                                                 -----------          -----------
                                                                                 $22,357,255           22,744,525
                                                                                 ===========          ===========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Operations

                 Years ended December 31, 2000, 1999 and 1998

                                                                2000                   1999                   1998
                                                            ------------           -----------           -----------
Net sales (note 12)                                         $ 27,309,361            20,627,542            24,502,571
Cost of sales                                                 25,535,382            20,370,542            21,794,109
                                                            ------------           -----------           -----------
          Gross profit                                         1,773,979               257,000             2,708,462
                                                            ------------           -----------           -----------
Operating expenses:
    Distribution                                               1,180,992             1,237,224             1,055,130
    General and administrative (note 9)                        1,457,066             1,413,659             1,197,643
                                                            ------------           -----------           -----------
                                                               2,638,058             2,650,883             2,252,773
                                                            ------------           -----------           -----------
          Operating income (loss)                               (864,079)           (2,393,883)              455,689

Other income (expense):
    Interest income                                                   44                55,684               105,790
    Interest expense (notes 4 and 5)                            (746,403)             (231,041)              (87,348)
    Other, net (note 15)                                         155,039             2,637,233             3,325,831
                                                            ------------           -----------           -----------
          Earnings (loss) before income taxes                 (1,455,399)               67,993             3,799,962

Income tax expense (benefit) (note 8)                           (577,278)               29,897             1,558,183
                                                            ------------           -----------           -----------
          Net earnings (loss)                               $   (878,121)               38,096             2,241,779
                                                            ============           ===========           ===========
Earnings per common share (note 11):
    Basic                                                   $       (.29)                  .01                   .78
    Diluted                                                         (.29)                  .01                   .77
                                                            ============           ===========           ===========
Shares used in computing per common share
    amounts (note 11):
      Basic                                                    3,005,834             2,946,138             2,890,516
      Diluted                                                  3,005,834             2,961,364             2,923,868
                                                            ============           ===========           ===========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                      Statements of Shareholders' Equity

                 Years ended December 31, 2000, 1999 and 1998

                                                                                                                       Total
                                                              Common stock                        Retained          shareholders'
                                                    --------------------------------
                                                     Shares issued         Amount                 earnings            equity
                                                    ---------------     ------------            ------------       --------------
Balance at December 31, 1997                           2,865,981        $ 4,422,647              4,012,491           8,435,138

Repurchase of common stock
     (note 7)                                             (5,842)           (22,500)                    --             (22,500)
Sale of common stock (note 9)                             42,959            149,835                     --             149,835
Exercise of shares under
    stock option plan (note 10)                           10,000             22,500                     --              22,500
Cash dividends paid, $.12 per
    share                                                     --                 --               (347,305)           (347,305)
Net earnings                                                  --                 --              2,241,779           2,241,779
                                                    ------------        -----------             ----------         -----------
Balance at December 31, 1998                           2,913,098          4,572,482              5,906,965          10,479,447

Sale of common stock (note 9)                             56,293            167,474                     --             167,474
Exercise of shares under stock
    option plan (note 10)                                  2,638              6,760                     --               6,760
Cash dividends paid, $.12 per
    share                                                     --                 --               (354,046)           (354,046)
Net earnings                                                  --                 --                 38,096              38,096
                                                    ------------        -----------             ----------         -----------
Balance at December 31, 1999                           2,972,029          4,746,716              5,591,015          10,337,731

Sale of common stock (note 9)                             62,980            140,158                     --             140,158
Cash dividends paid, $.12 per
    share                                                     --                 --               (361,325)           (361,325)
Net loss                                                      --                 --               (878,121)           (878,121)
                                                    ------------        -----------             ----------         -----------
Balance at December 31, 2000                           3,035,009        $ 4,886,874              4,351,569           9,238,443
                                                    ============        ===========             ==========         ===========

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998

                                                                             2000               1999               1998
                                                                         ----------          ---------         ----------
Cash flows from operating activities:
  Net earnings (loss)                                                    $ (878,121)            38,096          2,241,779
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                         749,340            565,124            452,848
      Loss on disposal of fixed assets                                           --             91,761                 --
      Provision for bad debts                                                39,316             32,166                 --
      Deferred income taxes                                                (156,445)            17,420            612,294
      Changes in assets and liabilities:
        Accounts receivable                                                (254,564)          (710,915)         1,474,498
        Insurance recovery receivable                                            --          2,204,738         (2,204,738)
        Inventories                                                         (28,829)        (1,394,288)         1,220,749
        Prepaid expenses                                                      7,801             (2,291)           (13,658)
        Income taxes receivable                                             (89,490)          (318,353)                --
        Other assets                                                          9,127            (31,710)          (124,139)
        Accounts payable                                                     57,167              4,100             (5,526)
        Accrued liabilities                                                 458,521            (69,368)          (132,625)
        Income taxes payable                                                     --           (107,960)             9,415
        Deferred income                                                          --                 --             (7,752)
                                                                         ----------          ---------         ----------
           Net cash provided by (used in) operating activities              (86,177)           318,520          3,523,145
                                                                         ----------          ---------         ----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                                   --             16,408                 --
  Additions to property and equipment                                      (731,653)        (9,189,901)        (3,587,367)
                                                                         ----------          ---------         ----------
           Net cash used in investing activities                           (731,653)        (9,173,493)        (3,587,367)
                                                                         ----------          ---------         ----------
Cash flows from financing activities:
  Payments on note payable to bank                                         (415,493)          (102,379)          (751,735)
  Proceeds from line of credit                                              708,921          2,000,000                 --
  Issuance of long-term debt                                                     --          3,894,788          4,000,000
  Decrease (increase) in restricted cash                                         --          3,960,224         (3,960,224)
  Repurchase of common stock                                                     --                 --            (22,500)
  Proceeds from sale of common stock                                        140,158            167,474            149,835
  Exercise of stock options                                                      --              6,760             22,500
  Cash dividends paid                                                      (361,325)          (354,046)          (347,305)
                                                                         ----------          ---------         ----------
           Net cash provided by (used in) financing activities               72,261          9,572,821           (909,429)
                                                                         ----------          ---------         ----------
           Net increase (decrease) in cash and cash equivalents            (745,569)           717,848           (973,651)

Cash and cash equivalents at beginning of period                            834,154            116,306          1,089,957
                                                                         ----------          ---------         ----------
Cash and cash equivalents at end of period                               $   88,585            834,154            116,306
                                                                         ==========          =========         ==========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                                             $  738,928            305,453             78,484
    Income taxes                                                           (331,343)           426,048            939,589
                                                                         ==========          =========         ==========

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


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

     (e)  Earnings per Common Share

          Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares plus all potential dilutive common shares outstanding (see note 11).

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

                                                                     (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999

          the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g)  Use of Estimates

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (h)  Fair Value of Financial Instruments

          The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's borrowings under the line of credit and long-term debt approximates their fair value because the interest rate on the instruments fluctuate with market interest rates.

     (i)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j)  Stock Option Plan

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (see note 10).

                                                                     (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


     (k)  Segment Information

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company adopted in 1998. The Company has two reportable segments (see note 12).

     (l)  Comprehensive Income

          The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income and its components. The Company does not have any components of other comprehensive income, and accordingly, the Company's comprehensive income (loss) is the same as its net earnings (loss).

     (m)  Revenue Recognition

          Revenue is recognized upon shipment of goods to customers.

     (n)  Reclassifications

          Certain amounts in the prior year's financial statements have been reclassified to conform with the 2000 presentation.

(2)  Inventories

     A summary of inventories follows:

                                                           2000          1999
                                                       -----------    ---------

            Raw materials                              $ 1,082,829    1,108,731
            Work in process                                710,152      660,204
            Finished goods                               1,088,505    1,083,722
                                                       -----------    ---------

                                                       $ 2,881,486    2,852,657
                                                       ===========    =========

                                                                     (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999

(3)  Property and Equipment

     Property and equipment, at cost, consists of the following:


                                                       2000         1999
                                                   -----------   ----------

           Land                                    $ 1,296,803    1,296,803
           Buildings and improvements               13,316,607   13,130,402
           Machinery and equipment                   5,664,320    5,068,969
           Delivery equipment                            6,700        6,700
           Office equipment                            177,912      168,616
           Construction in progress                         --       59,329
                                                   -----------   ----------
                                                    20,462,342   19,730,819
           Less accumulated depreciation and
             amortization
                                                    (4,361,381)  (3,612,171)
                                                   -----------   ----------
                                                   $16,100,961   16,118,648
                                                   ===========   ==========

     The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $112,000, $101,000 and $99,000 in 2000, 1999 and
     1998, respectively.

(4)  Line of Credit

     The Company has a $3,000,000 secured bank line of credit, due on demand with no stated expiration date, at an interest rate of bank prime (9.5% at December 31, 2000) plus .75%. The line of credit is secured by accounts receivable, inventory and equipment. At December 31, 2000 and 1999, short-term borrowings under this line of credit were $2,708,921 and $2,000,000, respectively. Amounts available under this line of credit are limited based on a formula that considers receivables and inventory balances. The Company had $57,000 available under this line of credit at December 31, 2000. The bank line of credit agreement is subject to certain covenants for which the Company was in compliance with as of December 31, 2000.

                                                                     (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


(5)  Long-Term Debt

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                                          2000                     1999
                                                                                      -------------              ---------
      Equipment loans at variable interest rates from prime (9.5% at
         December 31, 2000) to prime plus .75%, secured by all Company
         assets. Maturity dates range from 2004 through 2006                          $   2,108,261              2,512,409
      Real estate loan at fixed rate of 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830, due and
         payable in 2004                                                                  1,268,655              1,280,000
      Industrial Development Revenue Bonds (IDRB) at variable interest rate
         (4.4% at December 31, 2000), secured by an irrevocable letter of credit, and requiring monthly principal and interest payments ranging
         from $6,400 to $45,200 beginning in 2001 through the year 2023                   4,000,000              4,000,000
                                                                                      -------------              ---------

                                                                                          7,376,916              7,792,409
      Less current portion                                                                  492,135                462,418
                                                                                      -------------              ---------

                                                                                      $   6,884,781              7,329,991
                                                                                      =============              =========

     The $4,060,000 irrevocable letter of credit securing the IDRB, is collateralized by accounts receivable, inventories, equipment and certain real property. The commitment fee is 1.5% per annum, due at the beginning of each quarter.

     The installments of long-term debt maturing in each of the next five years and thereafter are: 2001 - $492,135, 2002 - $498,078, 2003 -$504,443,
     2004 -$504,314, 2005 - $435,485 and thereafter - $4,942,461.

(6)  Accrued Liabilities

     A summary of accrued liabilities follows:

                                                         2000         1999
                                                      ----------    -------

          Accrued profit sharing (note 9)             $  375,423    419,340
          Accrued retirement                             139,952     83,722
          Accrued compensation                           157,376    132,825
          Other                                          705,845    284,188
                                                      ----------    -------
                                                      $1,378,596    920,075
                                                      ==========    =======

                                                                     (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


(7)  Shareholders' Equity

     In 1998, the Company repurchased shares of its common stock in negotiated transactions and retired the shares purchased. The Company sold shares to employees under its stock purchase plan (note 9) in 2000, 1999 and 1998.

(8)  Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                           2000                  1999                     1998
                                      -------------         -------------              ---------
                   Current:
                       Federal        $    (421,633)                   --                611,799
                       State                    800                12,477                334,090
                   Deferred:
                       Federal              (99,729)               23,422                577,374
                       State                (56,716)               (6,002)                34,920
                                      --------------        -------------              ---------

                                      $    (577,278)               29,897              1,558,183
                                      ==============        =============              =========

     The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

                                                                             2000                    1999
                                                                           ---------               --------
      Deferred tax assets:
       Inventory                                                           $  91,617                 26,328
       Accounts receivable                                                    11,024                 12,911
       Depreciation                                                               --                  1,396
       State taxes                                                                --                  2,846
       Other                                                                     187                     --
                                                                           ---------               --------
            Total deferred tax assets                                        102,828                 43,481

       Less valuation allowance                                                   --                     --
                                                                           ---------               --------
            Net deferred tax assets                                        $ 102,828                 43,481
                                                                           =========               ========
      Deferred tax liability - gain on destroyed equipment                 $ 474,818                571,916
                                                                           =========               ========

      Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of deferred tax assets existing at December 31, 2000. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

                                                                     (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


     Actual income tax expense (benefit) differ from "expected" income tax, computed by applying the U.S. federal corporate tax rate of 34% to earnings
     (loss) from operations before income taxes, as follows:

                                         2000                            1999                            1998
                              ----------------------------   -----------------------------   ---------------------------
                                  Amount            %            Amount            %           Amount            %
                              -------------   ------------   -------------    ------------   -------------   -----------
Computed "expected"
    income taxes             $  (494,836)         34.0%      $    23,117           34.0%     $ 1,291,987          34.0%
State income taxes,
    net of Federal
    income tax benefit           (55,388)          3.8             4,208            6.2          221,705           5.8
Other                            (27,054)          1.9             2,572            3.8           44,491           1.2
                             -----------      --------       -----------       --------      -----------      --------

                             $  (577,278)         39.7%      $    29,897           44.0%     $ 1,558,183          41.0%
                             ===========      ========       ===========       ========      ===========      ========

(9)  Employee Benefit Plans

     In 1988, the Company adopted a Simplified Employee Pension - Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company's contributions to the SEP IRA for 2000, 1999 and 1998 were approximately $375,000, $419,000 and $424,000, respectively.

     In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company's common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this Plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to purchase stock from the Company. The Company matching contributions to the stock purchase plan for 2000, 1999 and 1998 were $70,079, $83,737 and $74,918, respectively.

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

     There were no options granted in 2000, 1999 or 1998.

                                      F-13                           (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


The Company applies the intrinsic-value based method of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amounts indicated below:


                                                         2000             1999             1998
                                                  --------------     ------------     -------------
Net earnings (loss)               As reported       $  (878,121)           38,096         2,241,779
                                  Pro forma            (878,121)           29,673         2,217,369
                                                  =============      ============     =============

Net earnings (loss) per share     As reported:
                                      Basic         $      (.29)              .01               .78
                                      Diluted              (.29)              .01               .77
                                                  =============      ============     =============

                                  Pro forma:
                                      Basic         $      (.29)              .01               .77
                                      Diluted              (.29)              .01               .76
                                                  =============      ============     =============

Pro forma net earnings (loss) reflect only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1996 is not considered.

Stock option activity under the Plan during the periods indicated is as follows:

                                                                                                  Weighted-average
                                                                             Number of shares      exercise price
                                                                            -----------------     -----------------
 Balance at December 31, 1997                                                         119,749     $          2.54

     Exercised                                                                        (10,000)               2.25
                                                                            -----------------
 Balance at December 31, 1998                                                         109,749                2.56

     Exercised                                                                         (2,638)               2.56
                                                                            -----------------
 Balance at December 31, 1999                                                         107,111                2.56

     Exercised                                                                             --                  --
                                                                            -----------------

 Balance at December 31, 2000                                                         107,111                2.56
                                                                            =================     ===============


At December 31, 2000, the exercise price and remaining contractual life of outstanding options was $2.56 and 6 years, respectively.

                                      F-14                           (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999

       At December 31, 2000 and 1999, the number of options exercisable was 107,111, and the weighted-average exercise price of those options was $2.56.

(11)   Earnings (Loss) Per Share

       The following table illustrates the computation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

                                                                      2000                  1999                  1998
                                                               -------------------   -------------------   -------------------
          Numerator:
             Numerator for basic and diluted earnings
               (loss) per share - net earnings (loss)       $             (878,121)               38,096             2,241,779
                                                               ===================   ===================   ===================

          Denominator:
             Denominator for basic earnings (loss) per
              share - weighted average number of common
              shares outstanding during the period                       3,005,834             2,946,138             2,890,516

             Incremental common shares attributable to
              exercise of outstanding options                                   --                15,226                33,352
                                                               -------------------   -------------------   -------------------

          Denominator for diluted earnings (loss) per share              3,005,834             2,961,364             2,923,868
                                                               ===================   ===================   ===================

          Basic earnings (loss) per share                   $                 (.29)                  .01                   .78
                                                               ===================   ===================   ===================

          Diluted earnings (loss) per share                 $                 (.29)                  .01                   .77
                                                               ===================   ===================   ===================

       Substantially all options were included in the computation of diluted earnings per common share for 1999 and 1998. In 2000, 107,111 stock options were excluded from the computation of diluted loss per share due to their antidilutive effect.

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

                                      F-15                           (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


       The following table represents financial information about the Company's business segments as of and for the three years ended December 31, 2000:

                                                                  2000                   1999                  1998
                                                           -------------------    -------------------   --------------------
      Net sales to unaffiliated customers:
          Swiss American Division                       $        21,428,485             13,254,827            15,358,867
          Royal-Angelus Division                                  5,880,876              7,372,715             9,143,704
                                                           -------------------    -------------------   --------------------

                 Total sales                            $        27,309,361             20,627,542            24,502,571
                                                           ===================    ===================   ====================

      Operating income (loss):
          Swiss American Division                       $          (854,291)            (2,836,568)             (555,721)
          Royal-Angelus Division                                    (41,958)               533,974             1,111,545
          Corporate                                                  32,170                (91,289)             (100,135)
                                                           -------------------    -------------------   --------------------

                 Operating income (loss)                $          (864,079)            (2,393,883)              455,689
                                                           ===================    ===================   ====================

      Identifiable assets:
          Swiss American Division                       $        17,641,810             17,122,578            12,651,307
          Royal-Angelus Division                                  4,075,823              4,286,900             4,405,736
          Corporate                                                 639,622              1,335,047               222,620
                                                           -------------------    -------------------   --------------------

                 Total assets                           $        22,357,255             22,744,525            17,279,663
                                                           ===================    ===================   ====================

      Capital expenditures:
          Swiss American Division                       $           587,787              8,984,911             3,288,356
          Royal-Angelus Division                                    143,866                204,990               293,413
          Corporate                                                      --                     --                 5,598
                                                           -------------------    -------------------   --------------------

                 Total capital expenditures             $           731,653              9,189,901             3,587,367
                                                           ===================    ===================   ====================

      Depreciation and amortization:
          Swiss American Division                       $           480,024                268,256               155,742
          Royal-Angelus Division                                    263,755                291,196               291,508
          Corporate                                                   5,561                  5,672                 5,598
                                                           -------------------    -------------------   --------------------

                 Total depreciation and amortization    $           749,340                565,124               452,848
                                                           ===================    ===================   ====================


       The Company had major customers during 2000, 1999 and 1998 that accounted for more than 10% of consolidated sales and purchased products, as follows:

                                                                                                    Accounts receivable
                        2000                        1999                        1998               balance at December 31
              --------------------------  --------------------------  --------------------------  --------------------------
 Customer        Sales           %           Sales           %           Sales           %           2000          1999
------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
        A   $  4,117,550        15%     $  1,397,090         7%     $  2,987,405        11%     $         --            --
        B      3,854,702        14         3,316,544        16         2,626,616        12           630,760       360,223
        C      2,943,984        11         2,555,701        12         2,727,134        11           365,809       180,663
              ============  ============  ============  ============  ============  ============  ============  ============

                                      F-16                           (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999


(13)   Commitments and Contingencies

       Rent expense for all leases was approximately $0, $197,000 and $405,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

       As of December 31, 2000, approximately 61% of the Company's employees are covered by a collective bargaining agreement which expires March 31, 2002. In addition, another 15% of the Company's employees are covered by a collective bargaining agreement which expires September 29, 2002.

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

(15)   Casualty Loss

       On August 1, 1998, a fire destroyed one of the Company's two meat processing facilities located in San Francisco, CA. The destroyed facility was being leased under an operating lease that expired on November 1, 1998. The fire destroyed inventory with a net book value of $1,112,435 and certain equipment and leasehold improvements with a net book value of $474,835. The inventory was insured at market value and the equipment and leasehold improvement were insured at replacement cost. The Company was also reimbursed for incremental operating costs under its "Business Interruption & Extra Expense" coverage. Total insurance proceeds recognized in 1999 and 1998 were $2,806,262 and $5,204,738 respectively, which resulted in gains of $2,806,262 and $3,204,342 which are included in other income in the accompanying 1999 and 1998 statements of operations, respectively. The claim was completely settled and all amounts were fully collected as of December 31, 1999.

                                      F-17                           (Continued)

                              PROVENA FOODS INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999

(16)   Selected Quarterly Financial Data (Unaudited)

       The following summarizes certain unaudited quarterly financial information for 2000, 1999 and 1998:

                                                                    Quarter
                                     ----------------------------------------------------------------------
           Fiscal 2000                     1st               2nd               3rd               4th              Total
-----------------------------------  ----------------   ---------------   ---------------   ---------------   ---------------
Net sales                          $     5,927,400         5,892,722         7,735,279         7,753,960        27,309,361
Operating income (loss)                   (253,693)         (492,817)         (297,088)          179,519          (864,079)
Net loss                                  (232,930)         (387,763)         (285,024)           27,596          (878,121)
Net loss per basic share                      (.08)             (.13)             (.09)              .01              (.29)
Net loss per diluted share                    (.08)             (.13)             (.09)              .01              (.29)
                                     ================   ===============   ===============   ===============   ===============

           Fiscal 1999                     1st               2nd               3rd               4th              Total
-----------------------------------  ----------------   ---------------   ---------------   ---------------   ---------------
Net sales                          $     4,935,510         4,773,677         5,069,039         5,849,316        20,627,542
Operating income (loss)                   (654,068)         (863,419)       (1,103,399)          227,003        (2,393,883)
Net earnings (loss)                        255,234           218,531          (513,197)           77,528            38,096
Net earnings (loss) per basic
    share                                      .09               .07              (.17)              .02               .01
Net earnings (loss) per diluted
    share                                      .09               .07              (.17)              .02               .01
                                     ================   ===============   ===============   ===============   ===============

           Fiscal 1998                     1st               2nd               3rd               4th              Total
-----------------------------------  ----------------   ---------------   ---------------   ---------------   ---------------
Net sales                          $     7,353,290         6,407,691         5,867,974         4,873,616        24,502,571
Operating income (loss)                    575,711           292,509           106,751          (519,282)          455,689
Net earnings                               368,207           194,191           383,307         1,296,074         2,241,779
Net earnings per basic share                   .13               .07               .13               .45               .78
Net earnings per diluted share                 .13               .07               .13               .44               .77
                                     ================   ===============   ===============   ===============   ===============

                                      F-18                           (Continued)

                              PROVENA FOODS INC.

         Schedule II - Valuation and Qualifying Accounts and Reserves

                 Years ended December 31, 2000, 1999 and 1998


                                                         Balance at                               Deductions -
                                                        beginning of        Provision, net        uncollectible     Balance at end
             Description                                   period            of recoveries          accounts          of period
--------------------------------------            ---------------------    -----------------    ----------------   ----------------
Allowance for doubtful receivables:
           2000                                   $      32,166               39,316               11,639               59,843
           1999                                              --               32,166                   --               32,166
           1998                                          10,934                   --               10,934                   --
                                                  =====================    =================    ================   ================


See accompanying independent auditors' report.