Form 10-Q
period 2001-03-31
PROVENA FOODS INC
filed 2001-05-02
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


________________________________________________________________________________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
________________________________________________________________________________

FOR THE QUARTER ENDED  MARCH 31, 2001

Commission File Number  1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)


                California                                        95-2782215
-----------------------------------------          ---------------------------------------
     (State or other jurisdiction of              (I.R.S. employer identification number)
     incorporation or organization)

5010 Eucalyptus Avenue, Chino, California                          91710
-----------------------------------------         ----------------------------------------
(Address of principal executive offices)                        (ZIP Code)

                                  (909) 627-1082
------------------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         Common Stock 3,048,172 shares

                               PROVENA FOODS INC.

          Form 10-Q Report for the First Quarter Ended March 31, 2001

                               Table of Contents
                               -----------------

Item                                                                                         Page
----                                                                                         ----

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

 1.    Financial Statements.................................................................  1

       Condensed Statements of Operations...................................................  1

       Condensed Balance Sheets.............................................................  2

       Condensed Statements of Cash Flows...................................................  3

       Notes to Condensed Financial Statements..............................................  4

 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  5

       Results of Operations................................................................  5

       Forward Looking Statements...........................................................  5

       Swiss American Sausage Co. Meat Division.............................................  5

       Royal-Angelus Macaroni Company Pasta Division........................................  5

       The Company..........................................................................  6

       Liquidity and Capital Resources......................................................  6

       New Accounting Standards.............................................................  8

 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  8

                          PART II.  OTHER INFORMATION
                          ---------------------------

 1.  Legal Proceedings......................................................................  8

 2.  Changes in Securities..................................................................  8

 3.  Defaults Upon Senior Securities........................................................  8

 4.  Submission of Matters to a Vote of Security Holders....................................  8

 5.  Other Information......................................................................  8

       Common Stock Repurchase and Sale.....................................................  8

       American Stock Exchange Listing......................................................  9

       Cash Dividends Paid..................................................................  9

       Management Stock Transactions........................................................  9

 6.  Exhibits and Reports on Form 8-K.......................................................  9

       Signature............................................................................  9

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM I.  FINANCIAL STATEMENTS


                               PROVENA FOODS INC.

                       Condensed Statements of Operations

                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------   ---------

Net sales                                              $7,738,681   5,927,400

Cost of sales                                           6,824,153   5,523,545
                                                       ----------   ---------

     Gross profit                                         914,528     403,855

Operating expenses:
  Distribution                                            324,003     279,412
  General and administrative                              437,637     378,136
                                                       ----------   ---------

     Operating profit (loss)                              152,888    (253,693)

Interest expense, net                                    (194,364)   (160,842)
Other income, net                                          58,942      27,119
                                                       ----------   ---------

     Earnings (loss) before income taxes                   17,466    (387,416)

Income tax expense (benefit)                                7,600    (154,486)
                                                       ----------   ---------

Net earnings (loss)                                    $    9,866    (232,930)
                                                       ==========   =========

Earnings (loss) per share:
  Basic                                                      $.00        (.08)
                                                       ==========   =========

  Diluted                                                    $.00        (.08)
                                                       ==========   =========

Shares used in computing earnings (loss) per share:
  Basic                                                 3,043,882   2,981,552
                                                       ----------   ---------

  Diluted                                               3,043,882   2,981,552
                                                       ----------   ---------

           See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                            Condensed Balance Sheets

                                                         March 31,     December 31,
                       Assets                              2001           2000
                       ------                           -----------    ----------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                             $    41,899        88,585
  Accounts receivable, less allowance for doubtful
    accounts of $21,843 at 2001 and $59,843 at 2000       2,571,308     2,532,019
  Inventories                                             3,500,899     2,881,486
  Prepaid expenses                                          223,285        53,608
  Income taxes receivable                                   398,339       407,843
  Deferred tax assets                                       102,828       102,828
                                                        -----------    ----------

     Total current assets                                 6,838,558     6,066,369
                                                        -----------    ----------

Property and equipment, net                              15,961,196    16,100,961
Other assets                                                193,832       189,925
                                                        -----------    ----------

                                                        $22,993,586    22,357,255
                                                        ===========    ==========
           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
  Line of credit                                        $ 3,375,885     2,708,921
  Current portion of long-term debt                         492,135       492,135
  Accounts payable                                        1,499,109     1,179,561
  Accrued liabilities                                     1,181,847     1,378,596
  Income taxes payable                                        7,600             -
                                                        -----------    ----------

     Total current liabilities                            6,556,576     5,759,213
                                                        -----------    ----------

Long-term debt, net of current portion                    6,781,818     6,884,781
Deferred tax liability                                      474,818       474,818

Shareholders' equity:
  Capital stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,048,172 at 2001
    and 3,035,009 at 2000                                 4,910,384     4,886,874
  Retained earnings                                       4,269,990     4,351,569
                                                        -----------    ----------

     Total shareholders' equity                           9,180,374     9,238,443
                                                        -----------    ----------

                                                        $22,993,586    22,357,255
                                                        ===========    ==========

           See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                       Condensed Statements of Cash Flows

                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2001        2000
                                                       ---------   ---------
Cash flows from operating activities:
  Net earnings (loss)                                  $   9,866   (232,930)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
     Depreciation and amortization                       184,088    188,704
     Increase (decrease) in provision for bad debts      (38,000)    12,000
     Decrease (increase) in accounts receivable           (1,289)   425,066
     Increase in inventories                            (619,413)   (58,376)
     Increase in prepaid expenses                       (169,677)      (215)
     Increase in income taxes receivable                   9,504   (154,488)
     Decrease (increase) in other assets                  (3,907)     4,244
     Increase (decrease) in accounts payable             319,548   (182,805)
     Decrease in accrued liabilities                    (196,749)   (72,278)
     Increase in income taxes payable                      7,600          -
                                                       ---------   --------

          Net cash used in operating activities         (498,429)   (71,078)
                                                       ---------   --------
Cash flows from investing activities:
  Additions to property and equipment                    (44,323)  (356,766)
                                                       ---------   --------

          Net cash used in investing activities          (44,323)  (356,776)
                                                       ---------   --------

Cash flows from financing activities:
  Payments on long term debt                            (102,963)  (108,634)
  Proceeds from line of credit                           666,964          -
  Proceeds from sale of capital stock                     23,510     36,264
  Cash dividends paid                                    (91,445)   (89,580)
                                                       ---------   --------

          Net cash provided by (used in)
            financing activities                         496,066   (161,950)
                                                       ---------   --------

Net decrease in cash and cash equivalents                (46,686)  (589,794)
Cash and cash equivalents at beginning of period          88,585    834,154
                                                       ---------   --------

Cash and cash equivalents at end of period             $  41,899    244,360
                                                       =========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                           $ 197,715    159,982
    Income taxes                                       $     800          -
                                                       =========   ========

           See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                      March 31, 2001 and 2000 (Unaudited)

(1)  Basis of Presentation
--------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at March 31, 2001 and December 31, 2000 consist of:


                                      2001       2000
                                   ----------  ---------

  Raw materials                    $1,259,153  1,082,829
  Work-in-process                     933,322    710,152
  Finished goods                    1,308,424  1,088,505
                                   ----------  ---------
                                   $3,500,899  2,881,486
                                   ==========  =========

(3)  Segment Data
-----------------

Business segment sales and operating income (loss) for the three months ended March 31, 2001 and 2000 and assets at March 31, 2001 and December 31, 2000 are as follows:


                                                 2001         2000
                                             -----------   ----------
     Net sales to unaffiliated customers:
         Swiss American Sausage Division     $ 6,413,644    4,276,024
         Royal-Angelus Macaroni Division       1,325,037    1,651,376
                                             -----------   ----------
               Total net sales               $ 7,738,681    5,927,400
                                             ===========   ==========

     Operating income (loss):
         Swiss American Sausage Division     $   324,933     (268,628)
         Royal-Angelus Macaroni Division        (173,653)      18,621
         Corporate                                 1,608       (3,686)
                                             -----------   ----------
               Operating income (loss)       $   152,888     (253,693)
                                             ===========   ==========

     Identifiable assets:
         Swiss American Sausage Division     $18,203,518   17,641,810
         Royal-Angelus Macaroni Division       4,077,038    4,075,823
         Corporate                               722,534      639,622
                                             -----------   ----------
               Total assets                  $23,003,090   22,357,255
                                             ===========   ==========

(4)  Earnings (Loss) per Share
------------------------------

Basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options representing 107,111 shares were not included in the diluted loss calculations for the three months ended March 31, 2001 and 2000 because their effect was antidilutive.


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                  2001           2000
                                                               ----------   ----------
Net earnings (loss)                                            $    9,866     (232,930)
                                                               ==========   ==========
Weighted average number of shares                               3,043,882    2,981,552
Incremental shares for options                                          -            -
                                                               ----------   ----------
Weighted average plus incremental shares                        3,043,882    2,981,552
                                                               ==========   ==========
Basic earnings (loss) per share                                $      .00         (.08)
                                                               ==========   ==========
Diluted earnings (loss) per share                              $      .00         (.08)
                                                               ==========   ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                                                  Three Months Ended
Results of Operations                                                 March 31,
---------------------                                          -----------------------
    (Unaudited)                                                   2001         2000
                                                               ----------   ----------
                                                                (amounts in thousands)
Net sales by division:
   Swiss American                                              $    6,414   $    4,276
   Royal-Angelus                                                    1,325        1,651
                                                               ----------   ----------

     Total                                                     $    7,739   $    5,927
                                                               ==========   ==========

Sales in thousands of
  pounds by division:
   Swiss American                                                   4,532        2,967
   Royal-Angelus                                                    2,659        3,322

Forward-Looking Statements
--------------------------

The following discussion may contain "forward-looking statements" that express or imply expectations of future performance, developments or occurrences.
Actual events may differ materially from these expectations due to uncertainties relating to the economy, competition, demand, commodities, credit markets, energy supplies and other factors.

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 50% in dollars and 53% in pounds in the 1st three months of 2001 over the same period in 2000. Sales in dollars increased proportionately less than in pounds, in spite of increasing meat prices, because much of the sales increase related to products which normally sell for lower prices per pound. Swiss operated at a $324,933 profit in the 1st quarter of 2001 compared to a $268,628 loss for the 1st quarter of 2000. The profit improvement resulted from increased sales and increased margins.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 20% in both dollars and pounds in the 1st quarter of 2001 compared to the 1st quarter of 2000. Royal operated at a $173,653 loss for the 1st quarter of 2001 compared to an $18,621 profit for the 1st quarter of 2000. Sales and operating results were both adversely affected by competition resulting from increased industry capacity, but most of the loss occurred in January 2001, when production was shut down on five days due to electric utility power interruptions. The pasta division has added a manager and intensified its efforts in sales and marketing.

The Company
-----------

Company sales were up about 31% and the Company realized nominal net earnings in the 1st quarter of 2001 compared to a net loss of $232,930 for the 1st quarter of 2000. Swiss accounted for the increased sales and the improvement in earnings. The Company's gross profit margin for the 1st quarter of 2001 was 11.8% compared to 6.8% a year ago. The Company's margin increased because Swiss's margin increased, with Royal's margin down as a result of sales decreasing proportionately more than production costs.

General and administrative expenses were up about $60,000 for the 1st quarter of 2001 compared to the same period in 2000, primarily from increased health benefit costs offset by reduced printing expense and bad debt expense at Swiss. Distribution expenses were up about $45,000 because of increased freight on increased sales at Swiss with smaller increases for advertising, liability insurance and Royal label design costs. Net interest expense increased about $34,000 because of higher borrowings under the bank line of credit. Other income increased because of the recovery and sale of waste products at Swiss.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement which expires September 29, 2002. There has been no significant labor unrest at the Company's plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank's "Base Rate." The maximum amount of the line of credit is the lesser of $3,000,000, or 30% of inventories plus 80% of receivables, determined monthly. At March 31, 2001 the "Base Rate" was 8.0% per annum and 30% of inventories plus 80% of receivables was $3,107,316.
At March 31, 2001 the Company had $3,375,885 of borrowings under the bank line of credit, representing an over-advance by the bank in anticipation of receipt of an income tax refund.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's new meat plant.
The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 3.45% per annum at March 31, 2001. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

Also as part of the credit facility, the bank made four loans to the Company for the new meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank's "Base Rate"; September 1999, $1,200,000, 7 year, bank's "Base Rate" plus 0.25%; and December 1999, $414,788, 5 year, bank's "Base Rate" plus 0.75%.

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,000,000, a debt to tangible net worth ratio less than 2, a quick ratio greater than 0.45, and cash flow coverage greater than 1.30. The Company was in default under the quick-asset-ratio covenant at March 31, 2001 and the bank has waived the default. The Company expects to be in compliance with all covenants at June 31, 2001.

Cash decreased $46,686 in the 1st quarter of 2001 compared to a $589,794 decrease in the 1st quarter of 2000. Operating activities used $498,429 of cash primarily from an increase in inventories, augmented by an increase in prepaid expenses and a decrease in accrued liabilities, and partially offset by depreciation and amortization and an increase in accounts payable. Inventories increased because of increased sales and increasing meat costs. Investing activities used $44,323 of cash for modest additions to property and equipment, and financing activities produced $496,066 of cash primarily from borrowings under the bank line reduced by payments on long term debt and dividends.

The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service the debt incurred to finance the new meat plant. The 1st quarter usually requires higher cash expenditures than any other quarter because of annual retirement benefit contributions and initial insurance premiums, and cash flow during the 1st quarter of 2001 was tighter than most because of almost $300,000 of debt service and over $600,000 of inventory buildup. Not only has the Company, with the help of Comerica Bank-California, met the cash flow demands of the 1st quarter, but Swiss has shown that it can earn a profit after the depreciation and interest expense arising from the new plant.

The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank making an over-advance on the line of credit to ease cash flow tensions and waiving a default under the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank's waiver of it affects the bank's power to cause the credit facility to be in default and require that it be restructured or refinanced. The Company regards the financial covenants as check-points triggering a review by the bank, and the bank's waiver as an indication of its current intention to maintain the credit facility.

New Accounting Standards
------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101, as amended by SAB Nos. 101A and 101B, is effective no later than the 4th quarter of fiscal years beginning after December 15, 1999. Application of these standards did not have a material effect on the information presented or the Company's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company's interest expense in the same direction as changes in interest rates.
A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $3,000,000 plus $1,900,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $49,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

During the 1st three months of 2001, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 2001, the Company sold 13,163 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.79 per share. From inception of the Plan through March 31, 2001, employees have purchased a total of 569,718 shares.

American Stock Exchange Listing
-------------------------------

The Company's common stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

A cash dividend of $0.03 per share was paid March 31, 2001 to shareholders of record March 10, 2001.

Management Stock Transactions
----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 2001, except 52 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 28, 2001                  PROVENA FOODS INC.

                                       BY  /s/ Thomas J. Mulroney
                                          ____________________________
                                               Thomas J. Mulroney
                                               Vice President and
                                            Chief Financial Officer