Form 10-Q
period 2001-06-30
PROVENA FOODS INC
filed 2001-08-08
CIK 814139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

--------------------------------------------------------------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

FOR THE QUARTER ENDED JUNE 30, 2001

Commission File Number  1-10741

                              PROVENA FOODS INC.
            (Exact name of registrant as specified in its charter)


            California                                      95-2782215
--------------------------------------------       -----------------------------
   (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                     identification number)


  5010 Eucalyptus Avenue, Chino, California                  91710
--------------------------------------------       -----------------------------
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

                                 Yes  X     No
                                     ---       ---


The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

                          Common Stock     3,061,983

                              PROVENA FOODS INC.

          Form 10-Q Report for the Second Quarter Ended June 30, 2001

                               Table of Contents
                               -----------------

Item                                   PART I.  FINANCIAL INFORMATION                       Page
----                                   ------------------------------                       ----
 1.    Financial Statements.................................................................  1

          Condensed Statements of Operations................................................  1

          Condensed Balance Sheets..........................................................  2

          Condensed Statements of Cash Flows................................................  3

          Notes to Condensed Financial Statements...........................................  4

 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  5

          Results of Operations.............................................................  5

          Swiss American Sausage Co. Meat Division..........................................  5

          Royal-Angelus Macaroni Company Pasta Division.....................................  5

          The Company.......................................................................  6

          Liquidity and Capital Resources...................................................  6

          New Accounting Standards..........................................................  6

 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  8

                                    PART II.  OTHER INFORMATION
                                    ---------------------------

 1.  Legal Proceedings......................................................................  8

 2.  Changes in Securities..................................................................  8

 3.  Defaults Upon Senior Securities........................................................  8

 4.  Submission of Matters to a Vote of Security Holders....................................  8

 5.  Other Information......................................................................  9

          Common Stock Repurchase and Sale..................................................  9

          American Stock Exchange Listing...................................................  9

          Cash Dividends....................................................................  9

          Management Stock Transactions.....................................................  9

 6.  Exhibits and Reports on Form 8-K.......................................................  9

     Signature.............................................................................. 10

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM I.  FINANCIAL STATEMENTS


                              PROVENA FOODS INC.

                      Condensed Statements of Operations
                                  (Unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                      ------------------         --------------------
                                                                       2001         2000          2001           2000
                                                                       ----         ----         -----           ----
Net sales                                                         $ 7,905,495     5,892,722     15,644,176   11,820,122

Cost of sales                                                       7,237,991     5,790,469     14,062,144   11,314,014
                                                                  -----------     ---------     ----------   ----------

     Gross profit                                                     667,504       102,253      1,582,032      506,108

Operating expenses:
   Distribution                                                       290,359       274,912        614,362      554,324
   General and administrative                                         392,598       320,158        830,235      698,294
                                                                  -----------     ---------     ----------   ----------

     Operating income (loss)                                          (15,453)     (492,817)       137,435     (746,510)

Interest expense, net                                                (174,401)     (185,898)      (368,765)    (346,740)
Other income, net                                                      44,420        34,438        103,362       61,557
                                                                  -----------     ---------     ----------   ----------

     Loss before
       income taxes                                                  (145,434)     (644,277)      (127,968)  (1,031,693)

Income tax benefit                                                    (46,800)     (256,514)       (39,200)    (411,000)
                                                                  -----------     ---------     ----------   ----------

Net loss                                                          $   (98,634)     (387,763)       (88,768)    (620,693)
                                                                  ===========   ===========     ==========   ==========

Loss per share:
   Basic                                                          $      (.03)         (.13)          (.03)        (.21)
                                                                  ===========   ===========     ==========   ==========

   Diluted                                                        $      (.03)         (.13)          (.03)        (.21)
                                                                  ===========   ===========     ==========   ==========

Shares used in computing
  loss per share:
   Basic                                                            3,056,878     2,997,118      3,050,416    2,989,335
                                                                  -----------   -----------     ----------   ----------

   Diluted                                                          3,056,878     2,997,118      3,050,416    2,989,335
                                                                  -----------   -----------     ----------   ----------

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                           Condensed Balance Sheets

                                                                          June 30,            December 31,
                        Assets                                              2001                 2000
                        ------                                           -----------         ------------
                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                           $    46,718                88,585
   Accounts receivable, less allowance for doubtful
    accounts of $33,843 at 2001 and $59,843 at 2000                      2,594,427             2,532,019
   Inventories                                                           3,690,502             2,881,486
   Prepaid expenses                                                         85,592                53,608
   Income taxes receivable                                                  70,446               407,843
   Deferred tax assets                                                     102,828               102,828
                                                                       -----------           -----------

     Total current assets                                                6,590,513             6,066,369
                                                                       -----------           -----------

Property and equipment, net                                             15,852,571            16,100,961
Other assets                                                               189,739               189,925
                                                                       -----------           -----------

                                                                       $22,632,823            22,357,255
                                                                       ===========           ===========
            Liabilities and Shareholders' Equity
            ------------------------------------

Current liabilities:
   Line of credit                                                      $ 3,500,000             2,708,921
   Current portion of long-term debt                                       492,135               492,135
   Accounts payable                                                      1,218,979             1,179,561
   Accrued liabilities                                                   1,336,462             1,378,596
                                                                       -----------           -----------

     Total current liabilities                                           6,547,576             5,759,213
                                                                       -----------           -----------

Long-term debt, net of current portion                                   6,595,770             6,884,781
Deferred tax liability                                                     474,818               474,818

Shareholders' equity:
   Capital stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,061,983 at 2001
    and 3,035,009 at 2000                                                4,935,162             4,886,874
   Retained earnings                                                     4,079,497             4,351,569
                                                                       -----------           -----------

     Total shareholders' equity                                          9,014,659             9,238,443
                                                                       -----------           -----------

                                                                       $22,632,823            22,357,255
                                                                       ===========           ===========

           See accompanying Notes to Condensed Financial Statements.

                              PROVENA FOODS INC.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                             ----------------
                                                                             2001        2000
                                                                             ----        ----
Cash flows from operating activities:
   Net loss                                                              $ (88,768)     (620,693)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                         367,787       394,433
     Change in allowance for doubtful accounts                             (26,000)       20,000
     Decrease (increase) in accounts receivable                            (36,408)      144,829
     Increase in inventories                                              (809,016)     (184,929)
     Decrease (increase) in prepaid expenses                               (31,984)       28,270
     Decrease (increase) in income taxes receivable                        336,597       (90,150)
     Decrease in other assets                                                  186           987
     Increase in accounts payable                                           39,418       199,957
     Increase (decrease) in accrued liabilities                            (42,134)      297,145
     Increase in income taxes payable                                          800           --
                                                                       -----------   -----------

       Net cash provided by (used in) operating activities                (289,522)      189,849
                                                                       -----------   -----------

Cash flows from investing activities:
   Addition to property and equipment                                     (119,397)     (649,798)
                                                                       -----------   -----------

       Net cash used in investing activities                              (119,397)     (649,798)
                                                                       -----------   -----------

Cash flows from financing activities:
   Payments on long term debt                                             (289,011)     (223,850)
   Proceeds from line of credit                                            791,079           --
   Proceeds from sale of capital stock                                      48,288        78,794
   Cash dividends paid                                                    (183,304)     (179,664)
                                                                       -----------   -----------

       Net cash provided by (used in)
        financing activities                                               367,052      (324,720)
                                                                       -----------   -----------

Net decrease in cash and cash equivalents                                  (41,867)     (784,669)
Cash and cash equivalents at beginning of period                            88,585       834,154
                                                                       -----------   -----------

Cash and cash equivalents at end of period                             $    46,718        49,485
                                                                       ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
    Interest                                                           $   370,423      345,065
    Income taxes                                                       $  (335,797)         --
                                                                       ===========   ==========

           See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

                    Notes to Condensed Financial Statements

                            June 30, 2001 and 2000

(1)  Basis of Presentation
--------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at June 30, 2001 and December 31, 2000 consist of:

                                       2001       2000
                                       ----       ----
                Raw materials      $1,252,847  1,082,829
                Work-in-process       823,850    710,152
                Finished goods      1,613,805  1,088,505
                                   ----------  ---------

                                   $3,690,502  2,881,486
                                   ==========  =========

(3)  Segment Data
---------------------------------

Business segment sales and operating income (loss) for the three months and six months ended June 30, 2001 and 2000 and assets at June 30, 2001 and December 31, 2000 are as follows:

                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                         ---------------------------        -------------------------
                                                             2001           2000                 2001           2000
                                                         -----------    ------------        -----------      --------
Net sales to unaffiliated customers:
  Swiss American Sausage division                        $ 6,731,246    4,538,450             13,144,890    8,814,474
  Royal-Angelus Macaroni division                          1,174,249    1,354,272              2,499,286    3,005,648
                                                         -----------   ----------             ----------   ----------

   Total sales                                           $ 7,905,495    5,892,722             15,644,176   11,820,122
                                                         ===========   ==========             ==========   ==========

Operating income (loss):
  Swiss American Sausage division                        $   160,766     (543,450)               485,699     (812,078)
  Royal-Angelus Macaroni division                           (175,965)      30,456               (349,618)      49,077
  Corporate                                                     (254)      20,177                  1,354       16,491
                                                         -----------   ----------             ----------   ----------

   Operating income (loss)                               $   (15,453)    (492,817)               137,435     (746,510)
                                                         ===========   ==========             ==========   ==========

                                                           June 30,    December 31,
                                                             2001         2000
                                                         -----------   ------------
Identifiable assets:
  Swiss American Sausage division                        $18,372,771   17,641,810
  Royal-Angelus Macaroni division                          3,947,471    4,075,823
  Corporate                                                  313,381      639,622
                                                         -----------   ----------

   Total assets                                          $22,633,623   22,357,255
                                                         ===========   ==========

(4)  Earnings (Loss) per Share
------------------------------

Basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used in the diluted loss calculations for the following periods because their effect was antidilutive.

                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                              ----------------------------      -------------------------
                                                                  2001           2000              2001           2000
                                                              ----------------------------      ----------     ----------
Net loss                                                      $  (98,634)       (387,763)           (88,768)    (620,693)
                                                              ==========      ==========         ==========   ==========

Weighted average number of shares                              3,056,878       2,997,118          3,050,416    2,989,335
Incremental shares for options                                       --              --                  --           --
                                                              ----------      ----------         ----------   ----------

Weighted average plus incremental shares                       3,056,878       2,997,118          3,050,416    2,989,335
                                                              ==========      ==========         ==========   ==========

Basic loss per share                                          $     (.03)           (.13)              (.03)        (.21)
                                                              ==========      ==========         ==========   ==========

Diluted loss per share                                        $     (.03)           (.13)              (.03)        (.21)
                                                              ==========      ==========         ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations                                            Three Months Ended          Six Months Ended
---------------------                                         -----------------------   -----------------------
                                                                      June 30,                  June 30,
                                                              -----------------------   -----------------------
   (Unaudited)                                                    2001         2000         2001         2000
                                                              ----------   ----------   ----------   ----------
                                                                            (amounts in thousands)
Net sales by division:
  Swiss American                                              $    6,731   $    4,539   $   13,145   $    8,814
  Royal-Angelus                                                    1,174        1,354        2,499        3,006
                                                              ----------   ----------   ----------   ----------

    Total                                                     $    7,905   $    5,893   $   15,644   $   11,820
                                                              ==========   ==========   ==========   ==========

Sales in thousands of
 pounds by division:
  Swiss American                                                   4,409        3,106        8,941        6,073
  Royal-Angelus                                                    2,428        3,051        5,087        6,373

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

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 49% in dollars and 47% in pounds in the 1st six months of 2001 and increased 48% in dollars and 42% in pounds in the 2nd quarter of 2001, compared to the same periods of 2000. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $485,699 profit for the 1st six months of 2001 compared to a $812,078 loss for the 1st six months of 2000, and at a $160,766 profit for the 2nd quarter of 2001 compared to a $543,450 loss for the 2nd quarter of 2000. The profit improvement resulted from increased sales and increased margins.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 17% in dollars and 20% pounds in the 1st half of 2001 and decreased 13% in dollars and 20% in pounds in the 2nd quarter of 2001, compared to the same periods of 2000. Royal operated at a $349,618 loss for the 1st half of 2001 compared to a $49,077 profit for 1st half of 2000 and a $175,965 loss for the 2nd quarter of 2001 compared to a $30,456 profit for the 2nd quarter of 2000. Sales and operating results were both adversely affected by competition resulting from increased industry capacity and electric utility power interruptions. The percent decreases were smaller in dollars than in pounds because of a higher proportion of lower volume-higher priced sales. Royal is negotiating employment agreements, which include stock bonuses and stock options as incentives, with new employees experienced in pasta sales and production.

The Company
-----------

Company sales were up 32% in the 1st half of 2001 compared to the 1st half of 2000 and were up 34% in the 2nd quarter of 2001 compared to the 2nd quarter of 2000. The Company realized a net loss of $88,768 for the 1st half of 2000 compared to a net loss of $620,693 a year ago and a net loss of $98,634 for the 2nd quarter of 2001 compared to a net loss of $387,763 a year ago. Swiss accounted for the increased sales and the reduced losses. The Company's gross margins for the 1st half and 2nd quarter of 2001 were 10.1% and 8.4%, respectively, compared to 4.3% and 1.7% a year ago. The Company's margins increased because Swiss's margins increased, with Royal's margins down as a result of sales decreasing proportionately more than production costs.

General and administrative expense was up about $132,000 for the 1st half of 2001 and up about $72,000 in the 2nd quarter of 2001, compared to the same periods in 2000. The increases were primarily from increased health benefit costs offset by reduced bad debt expense, with a smaller increase in office and clerical payroll offset by reduced stationery expense and outside services. Distribution expense was up about $60,000 for the 1st half and $15,000 for the 2nd quarter because of increased freight on increased sales plus smaller increases in travel, advertising, insurance and label design costs offset by lower salesman payroll, mileage and commissions. Net interest expense increased about $22,000 for the 1st half of 2001 and decreased $11,500 for the 2nd quarter of 2001 as higher borrowings under the bank line of credit offset lower interest rates on all of the Company's debt. Other income increased because of the recovery and sale of waste products at Swiss.

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

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank's "Base Rate." The maximum amount of the line of credit at June 30, 2001, was the lesser of $3,000,000, or 30% of inventories plus 80% of receivables. At June 30, 2001 the "Base Rate" was 6.75% per annum, 30% of inventories plus 80% of receivables was $3,182,692, and the Company had $3,500,000 of borrowings under the bank line of credit, representing an over-advance. On July 31, 2001, the bank approved an increase in the amount of the line of credit to the lesser of $4,000,000 or 30% of inventories plus 80% of receivables, determined monthly.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's new meat plant.
The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 2.5% per annum at June 30, 2001. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

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

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,000,000, a debt to tangible net worth ratio less than 2 and a quick ratio greater than
0.50. The Company was in default under the quick-ratio covenant and the borrowing limit at June 30, 2001, and the bank has waived the defaults. On July 31, 2001, the bank approved modifications to the credit facility eliminating the quick ratio, reducing the minimum tangible net worth to $8,750,000, and adding requirements of working capital not less than $50,000 effective December 31, 2001, debt service coverage not less than 1.3 effective September 30, 2001 and quarterly dividends not exceeding the net income of the prior quarter. The Company expects to be in compliance with all covenants under the credit facility at September 30 and December 31, 2001.

Cash decreased $41,867 in the 1st half of 2001 compared to a $784,669 decrease in the 1st half of 2000. Operating activities used $289,522 of cash primarily from an increase in inventories, augmented by the net loss, increases in accounts receivable and prepaid expenses, a decrease in accrued liabilities and provision for doubtful accounts, and partially offset by depreciation and amortization, an increase in accounts payable and a decrease in income taxes receivable. Inventories increased because of increased sales and increasing meat costs. Investing activities used $119,397 of cash for modest additions to property and equipment, and financing activities produced $367,052 of cash primarily from borrowings under the bank line reduced by payments on long term debt and dividends.

The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt. Swiss has shown that it can earn a profit after the depreciation and interest expense arising from the new plant. The Company is taking steps directed toward returning Royal to profitable operations.

The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank making an over-advance on the line of credit to ease cash flow tensions and waiving the defaults under the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank's waiver of such a default affects the bank's power to cause the credit facility to be in default and require that it be restructured or refinanced. The Company regards the financial covenants as check-points triggering a review by the bank, and the bank's waiver as an indication of its current intention to maintain the credit facility.

New Accounting Standards
------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method and not the pooling-of-interests method. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Application of these standards, in the opinion of management, will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company's interest expense in the same direction as changes in interest rates.
A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $3,500,000 plus $1,900,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $54,000.

                                 PART II.  OTHER INFORMATION
                                 ---------------------------

ITEM 1.  LEGAL PROCEEDINGS   No significant litigation.

ITEM 2.  CHANGES IN SECURITIES   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 24, 2001, at 11:00 a.m. at the Company's principal office. Shareholders representing 2,525,889 or 82.9% of the 3,048,172 shares entitled to vote were present in person or by proxy, with 15,452 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:


                                                      Without
               Nominee             For     Withheld  Authority
               -------             ---     --------  ---------

          John D. Determan      2,486,394     4,970     34,525
          Theodore L. Arena     2,489,464     1,900     34,525
          Ronald A. Provera     2,489,064     2,300     34,525
          Santo Zito            2,489,294     2,070     34,525
          Thomas J. Mulroney    2,490,564       800     34,525
          Louis A. Arena        2,489,294     2,070     34,525
          Joseph W. Wolbers     2,488,564     2,800     34,525
          John M. Boukather     2,488,264     3,100     34,525

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st half of 2001 under its stock repurchase program.

During the 1st half of 2001, the Company sold 26,974 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.79 per share. From inception of the Plan through June 30, 2000, employees have purchased a total of 583,529 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends
--------------

A cash dividend of $0.03 per share was paid June 30, 2001 to shareholders of record June 10, 2001. No cash dividend will be paid in the 3rd quarter of 2001 to comply with a covenant of the Company's bank credit facility.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 2nd quarter of 2001, except 50 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 2001                      PROVENA FOODS INC.


                                          By /s/ Thomas J. Mulroney
                                            -------------------------
                                               Thomas J. Mulroney
                                               Vice President and
                                             Chief Financial Officer