Form 10-Q
period 2001-09-30
PROVENA FOODS INC
filed 2001-11-05
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Commission File Number  1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)

                      California                                                           95-2782215
------------------------------------------------------------------       ----------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification number)

        5010 Eucalyptus Avenue, Chino, California                                            91710
------------------------------------------------------------------       ----------------------------------------------
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

                                Yes X    No____
                                   ----



The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

                             Common Stock 3,075,352

                               PROVENA FOODS INC.

         Form 10-Q Report for the Third Quarter Ended September 30, 2001

                                              Table of Contents
                                              -----------------

Item                                                                                                           Page
----                                                                                                           ----
                                        PART I. FINANCIAL INFORMATION
                                        -----------------------------

  1.  Financial Statements .................................................................................    1

          Condensed Statements of Operations ...............................................................    1

          Condensed Balance Sheets .........................................................................    2

          Condensed Statements of Cash Flows ...............................................................    3

          Notes to Condensed Financial Statements ..........................................................    4

  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ................    5

          Results of Operations ............................................................................    5

          Swiss American Sausage Co. Meat Division .........................................................    5

          Royal-Angelus Macaroni Company Pasta Division ....................................................    5

          The Company ......................................................................................    6

          Liquidity and Capital Resources ..................................................................    6

          New Accounting Standards .........................................................................    8

  3.  Quantitative and Qualitative Disclosures About Market Risk ...........................................    8

                                          PART II. OTHER INFORMATION
                                          --------------------------
  1.  Legal Proceedings ....................................................................................    8

  2.  Changes in Securities ................................................................................    8

  3.  Defaults Upon Senior Securities ......................................................................    8

  4.  Submission of Matters to a Vote of Security Holders ..................................................    8

  5.  Other Information ....................................................................................    9

          Common Stock Repurchase and Sale .................................................................    9

          American Stock Exchange Listing ..................................................................    9

          Cash Dividends ...................................................................................    9

          Management Stock Transactions ....................................................................    9

  6.  Exhibits and Reports on Form 8-K .....................................................................    9

      Signature ............................................................................................    9

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM I.  FINANCIAL STATEMENTS

                               PROVENA FOODS INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                      Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                 ---------------------------    --------------------------
                                     2001           2000           2001           2000
                                  -----------    -----------    -----------    -----------
Net sales                         $ 9,757,489      7,735,279     25,401,665     19,555,401

Cost of sales                       9,335,728      7,372,229     23,397,872     18,686,243
                                  -----------    -----------    -----------    -----------

          Gross profit                421,761        363,050      2,003,793        869,158

Operating expenses:
     Distribution                     295,615        307,845        909,977        862,169
     General and administrative       410,822        352,293      1,241,057      1,050,587
                                  -----------    -----------    -----------    -----------

          Operating loss             (284,676)      (297,088)      (147,241)    (1,043,598)

Interest expense, net                (174,755)      (204,800)      (543,520)      (551,540)
Other income, net                      69,127         28,864        172,489         90,421
                                  -----------    -----------    -----------    -----------

          Loss before income
             tax benefit             (390,304)      (473,024)      (518,272)    (1,504,717)

Income tax benefit                   (151,800)      (188,000)      (191,000)      (599,000)
                                  -----------    -----------    -----------    -----------

Net loss                          $  (238,504)      (285,024)      (327,272)      (905,717)
                                  ===========    ===========    ===========    ===========

Loss per share:
     Basic                        $      (.08)          (.09)          (.11)          (.30)
                                  ===========    ===========    ===========    ===========

     Diluted                      $      (.08)          (.09)          (.11)          (.30)
                                  ===========    ===========    ===========    ===========

Shares used in computing
   loss per share:
     Basic                          3,070,451      3,014,159      3,057,167      2,997,670
                                  -----------    -----------    -----------    -----------

     Diluted                        3,070,451      3,014,159      3,057,167      2,997,670
                                  -----------    -----------    -----------    -----------

            See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                            Condensed Balance Sheets

                                                                       September 30,      December 31,
                       Assets                                               2001               2000
                       ------                                          -------------     -------------
                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                         $    50,918              88,585
     Accounts receivable, less allowance for doubtful
        accounts of $20,843 at 2001 and $59,843 at 2000                  3,561,275           2,532,019
     Inventories                                                         3,640,621           2,881,486
     Prepaid expenses                                                       55,044              53,608
     Income taxes receivable                                               222,246             407,843
     Deferred tax assets                                                   102,828             102,828
                                                                       -----------          ----------

          Total current assets                                          7,632,932            6,066,369
                                                                       -----------          ----------

Property and equipment, net                                             15,897,648          16,100,961
Other assets                                                               185,646             189,925
                                                                       -----------          ----------

                                                                       $23,716,226          22,357,255
                                                                       ===========          ==========
           Liabilities and Shareholders' Equity

Current liabilities:
     Line of credit                                                    $ 3,970,147           2,708,921
     Current portion of long-term debt                                     492,135             492,135
     Accounts payable                                                    1,681,533           1,179,561
     Accrued liabilities                                                 1,745,322           1,378,596
                                                                       -----------          ----------

          Total current liabilities                                      7,889,137           5,759,213
                                                                       -----------          ----------

Long-term debt, net of current portion                                   6,550,694           6,884,781
Deferred tax liabilities                                                   474,818             474,818

Shareholders' equity:
     Capital stock, no par value; authorized 10,000,000
        shares; issued and outstanding 3,075,352 at 2001
        and 3,035,009 at 2000                                            4,960,584           4,886,874
     Retained earnings                                                   3,840,993           4,351,569
                                                                       -----------          ----------

          Total shareholders' equity                                     8,801,577           9,238,443
                                                                       -----------          ----------

                                                                       $23,716,226          22,357,255
                                                                       ===========          ==========


            See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                                2001           2000
                                                                ----           ----
Cash flows from operating activities:
     Net loss                                              $  (327,272)      (905,717)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation and amortization                        547,838        573,881
          Change in allowance for doubtful accounts            (39,000)        32,000
          Increase in accounts receivable                     (990,256)      (230,632)
          Decrease (increase) in inventories                  (759,135)         7,623
          Decrease (increase) in prepaid expenses               (1,436)        27,980
          Decrease (increase) in income taxes receivable       185,597       (256,600)
          Decrease in other assets                               4,279          5,032
          Increase in accounts payable                         501,972         38,797
          Increase in accrued liabilities                      366,726        640,396
                                                           -----------    -----------
Net cash used in operating activities                         (510,687)       (67,240)
                                                           -----------    -----------
Cash flows from investing activities:
     Additions to property and equipment                      (344,525)      (689,708)
                                                           -----------    -----------

             Net cash used in investing activities            (344,525)      (689,708)
                                                           -----------    -----------
Cash flows from financing activities:
     Payments on long term debt                               (334,087)      (345,203)
     Proceeds from line of credit                            1,261,226        766,247
     Proceeds from sale of capital stock                        73,710        113,491
     Cash dividends paid                                      (183,304)      (270,274)
                                                           -----------    -----------
             Net cash provided by
                financing activities                           817,545        264,261
                                                           -----------    -----------

Net decrease in cash and cash equivalents                      (37,667)      (492,687)
Cash and cash equivalents at beginning of period                88,585        834,154
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $    50,918        341,467
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest                                           $   544,102        551,549
        Income taxes                                          (376,597)            --

            See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                     Notes to Condensed Financial Statements
                           September 30, 2001 and 2000

(1)  Basis of Presentation
--------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at September 30, 2001 (unaudited) and December 31, 2000 consist of:


                                                 2001             2000
                                                 ----             ----
                         Raw materials        $1,361,021        1,082,829
                         Work-in-process         825,178          710,152
                         Finished goods        1,454,422        1,088,505
                                              ----------        ---------
                                              $3,640,621        2,881,486
                                              ==========        =========

(3)  Segment Data
-----------------

Business segment sales and operating income (loss) for the three months and nine months ended September 30, 2001 and 2000 and assets at September 30, 2001 and December 31, 2000 are as follows:

                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------         ------------------------------
                                                     2001             2000                 2001               2000
                                                     ----             ----                 ----               ----
Net sales to unaffiliated customers:
    Swiss American Sausage division            $   8,331,471        6,311,032           21,476,361         15,125,506
    Royal-Angelus Macaroni division                1,426,018        1,424,247            3,925,304          4,429,895
                                               -------------    -------------           ----------        -----------
         Total sales                           $   9,757,489        7,735,279           25,401,665         19,555,401
                                               =============    =============           ==========        ===========
Operating income (loss):
    Swiss American Sausage division            $    (176,155)        (203,079)             309,544         (1,015,157)
    Royal-Angelus Macaroni division                 (100,938)        (101,530)            (450,556)           (52,453)
    Corporate                                         (7,583)           7,521               (6,229)            24,012
                                               -------------    -------------           ----------        -----------
         Operating loss                        $    (284,676)        (297,088)            (147,241)        (1,043,598)
                                               =============    =============           ==========        ===========

                                               September 30,     December 31,
                                                   2001            2000
                                               -------------     ------------
Identifiable assets:
    Swiss American Sausage division            $  19,079,020       17,641,810
    Royal-Angelus Macaroni division                4,207,102        4,075,823
    Corporate                                        430,104          639,622
                                               -------------     ------------
         Total assets                          $  23,716,226       22,357,255
                                               =============     ============

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

                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                          --------------------------------        -------------------------------
                                                2001                2000             2001                   2000
                                                ----                ----             ----                   ----
Net loss                                   $  (238,504)           (285,024)        (327,272)              (905,717)
                                           ===========           =========        =========             ==========
Weighted average number of shares            3,070,451           3,014,159        3,057,167              2,997,670
Incremental shares for options                      --                  --               --                     --
                                           -----------           ---------        ---------             ----------
Weighted average plus incremental shares     3,070,451           3,014,159        3,057,167              2,997,670
                                           ===========           =========        =========             ==========
Basic loss per share                       $      (.08)               (.09)            (.11)                  (.30)
                                           ===========           =========        =========             ==========
Diluted loss per share                     $      (.08)               (.09)            (.11)                  (.30)
                                           ===========           =========        =========             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations                   Three Months Ended              Nine Months Ended
---------------------                     September 30,                    September 30,
                                        ------------------              -----------------
      (Unaudited)                        2001         2000               2001        2000
                                         ----         ----               ----        ----
                                                       (amounts in thousands)
Net sales by division:
      Swiss American                    $8,331       $6,311             $21,476    $15,125
      Royal-Angelus                      1,426        1,424               3,926      4,430
                                        ------       ------             -------    -------
                    Total               $9,757       $7,735             $25,402    $19,555
                                        ======       ======             =======    =======

Sales in thousands of
   pounds by division:
      Swiss American                     5,279        4,387              14,220     10,460
      Royal-Angelus                      2,969        3,081               8,056      9,454

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

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased 42% in dollars and 36% in pounds in the 1st nine months of 2001 and increased 32% in dollars and 20% in pounds in the 3rd quarter of 2001, compared to the same periods of 2000. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $309,544 profit for the 1st nine months of 2001 compared to a $1,015,157 loss for the 1st nine months of 2000, and at a $176,155 loss for the 3rd quarter of 2001 compared to a $203,079 loss for the 3rd quarter of 2000. The 3rd quarter 2001 loss was exacerbated by a write-down of inventories to reflect lower meat costs at the end of the quarter. The profit improvement resulted from increased sales.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales decreased about 11% in dollars and 15% in pounds in the 1st nine months of 2001 and were level in dollars but decreased 4% in pounds in the 3rd quarter of 2001, compared to the same periods of 2000. The percent decreases were larger in pounds than in dollars because of a greater proportion of higher price-per-pound sales. Royal operated at a $450,556 loss for the 1st nine months of 2001 compared to a $52,453 loss for 1st nine months of 2000 and a $100,938 loss for the 3rd quarter of 2001 compared to a $101,530 loss for the 3rd quarter of 2000. Operating results are improving at Royal, which operated at a nominal profit in September of 2001. Sales and operating results were both adversely affected by competition resulting from increased industry capacity. Royal has hired three new employees experienced in pasta sales and production and intends to provide them with incentives based on increased sales and profitability.

The Company
-----------

Company sales were up 30% in the 1st nine months of 2001 compared to the 1st nine months of 2000 and were up 26% in the 3rd quarter of 2001 compared to the 3rd quarter of 2000. The Company realized a net loss of $327,272 for the 1st nine months of 2000 compared to a net loss of $905,717 a year ago and a net loss of $238,504 for the 3rd quarter of 2000 compared to a net loss of $285,024 a year ago. Swiss accounted for the increased sales and reduced losses. The Company's gross margins for the 1st nine months and 3rd quarter of 2001 were 7.9% and 4.3%, respectively, compared to 4.4% and 4.7% a year ago. Swiss's gross margins were higher for the nine months but lower for the 3rd quarter, whereas Royal's were lower for the nine months but higher for the 3rd quarter, all comparing periods in 2001 to the same periods in 2000.

General and administrative expense was up about $190,000 for the 1st nine months of 2001 and up about $59,000 in the 3rd quarter of 2001, compared to the same periods in 2000, due to increases in health benefit costs and smaller increases in payroll, offset by reduced office supply and bad debt expenses. Distribution expense was up about $48,000 for the 1st nine months because of increased freight on increased sales plus smaller increases in advertising, insurance and outside services, offset by lower salesman expense. Distribution expense was down $12,000 for the 3rd quarter of 2001 because of decreased salesman and outside service expenses, offset by higher advertising, insurance and commission expenses. Net interest expense decreased about $8,000 for the 1st nine months of 2001 and decreased $30,000 for the 3rd quarter of 2001 because of lower interest rates on the Company's debt offset by higher borrowings under the bank line of credit. Other income increased because of the recovery and sale of waste products at Swiss.

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

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank's "Base Rate." The maximum amount of the line of credit at September 30, 2001, was the lesser of $4,000,000, or 30% of inventories plus 80% of receivables, determined monthly. At September 30, 2001 the "Base Rate" was 6.00% per annum, 30% of inventories plus 80% of receivables was $3,970,147, and borrowings under the bank line of credit were $3,970,147.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate -- 2.3% per annum at September 30, 2001. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

Also as part of the credit facility, the bank made four loans to the Company for the meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank's "Base Rate"; September 1999, $1,200,000, 7 year, bank's "Base Rate" plus 0.25%; and December 1999, $414,788, 5 year, bank's "Base Rate" plus 0.75%.

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $8,750,000, working capital not less than $50,000 effective December 31, 2001, debt service coverage not less than 1.3 and quarterly dividends not exceeding the net income of the prior quarter. The Company was in default under the debt service coverage covenant at September 30, 2001, and the bank has waived the default. The Company expects to be in compliance with all covenants under the credit facility at December 31, 2001.

Cash decreased $37,667 in the 1st nine months of 2001 compared to a $492,687 decrease in the 1st nine months of 2000. Operating activities used $510,687 of cash primarily from the net loss and increases in accounts receivable and inventories, offset by depreciation and amortization, a decrease in income taxes receivable and increases in accounts payable and accrued liabilities. Accounts receivable and inventories increased because of increased sales. Investing activities used $344,525 of cash for additions to property and equipment, and financing activities produced $817,545 of cash primarily from borrowings under the bank line reduced by payments on long term debt and dividends.

The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt. Swiss has shown that it can earn a profit after the depreciation and interest expense arising from the new plant and the Company has taken steps directed toward returning Royal to profitable operations.

The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank's prior over-advances under the line of credit and waiver of defaults under the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank's waiver of such a default affects the bank's power to cause the credit facility to be in default and require that it be restructured or refinanced. The Company regards the financial covenants as check-points triggering a review by the bank, and the bank's waiver as an indication of its current intention to maintain the credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company's interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $4,000,000 plus $1,900,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $59,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

The Company did not purchase any of its shares during the 1st nine months of 2001 under its stock repurchase program.

During the 1st nine months of 2001 the Company sold 40,343 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.83 per share. From inception of the Plan through September 30, 2001, employees have purchased a total of 596,898 shares.

American Stock Exchange Listing
-------------------------------

The Company's stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends
--------------

No cash dividend was paid in the 3rd quarter of 2001 and none will be paid in the 4th quarter of 2001 to comply with a covenant of the Company's bank credit facility.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 3rd quarter of 2001, except 47 shares purchased by John
M. Boukather, director, under a broker's dividend reinvestment program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2001                   PROVENA FOODS INC.

                                         By  /s/    Thomas J. Mulroney
                                            ---------------------------------
                                                    Thomas J. Mulroney
                                                    Vice President and
                                                  Chief Financial Officer