Form 10-K
period 2001-12-31
PROVENA FOODS INC
filed 2002-04-11
CIK 814139

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File Number 1-10741

                               PROVENA FOODS INC.
             (Exact name of registrant as specified in its charter)

             California                                 95-2782215
-------------------------------------    ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

       5010 Eucalyptus Avenue,
        Chino, California                                  91710
-------------------------------------    ---------------------------------------
   (Address of principal executive                      (ZIP Code)
                offices)

                                 (909) 627-1082
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

    Title of each class                Name of each exchange on which registered
---------------------------            -----------------------------------------

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

     The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of March 2, 2002 was $4,036,232.

     The number of shares of Provena Foods Inc. Common Stock outstanding on March 2, 2002 was 3,104,794.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               PROVENA FOODS INC.

                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

Item                                                                                            Page
----                                                                                            ----
                                             PART I
                                             ------

 1.  Business...............................................................................       1

 2.  Properties.............................................................................       4

 3.  Legal Proceedings......................................................................       4

 4.  Submission of Matters to a Vote of Security Holders....................................       5

                                             PART II
                                             -------

 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...............       5

 6.  Selected Financial Data................................................................       7

 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..       8

7A.  Quantitative and Qualitative Disclosure About Market Risk..............................      11

 8.  Financial Statements and Supplementary Data............................................      12

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...      12

                                            PART III
                                            --------

 10. Directors and Executive Officers of the Registrant.....................................      12

 11. Executive Compensation.................................................................      12

 12. Security Ownership of Certain Beneficial Owners and Management.........................      13

 13. Certain Relationships and Related Transactions.........................................      14

                                            PART IV
                                            -------

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................      14

                                        ________________

     Signatures.............................................................................      16

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


Swiss American Sausage Co. Meat Division
----------------------------------------

     During the years ended December 31, 2001 and 2000, sales by Swiss accounted for 84.18% and 78.47%, respectively, of the Company's net sales. Swiss's higher proportion of Company sales in 2001 resulted from increased sales at Swiss in the second full year of operation of its new meat plant and decreased sales at Royal. The Company's processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company's meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U. S. Government. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

     In addition to pepperoni and sausage, the Company processes a relatively small amount of other meat products, including meatballs and crumbles which are quick-frozen nuggets of a pre-cooked meat product, such as the sausage on a sausage pizza. The crumbles line extrudes the ground and blended ingredients into nuggets which are cooked and quick-frozen in one continuous operation.


Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

     During the years ended December 31, 2001 and 2000, sales by Royal-Angelus accounted for 15.82% and 21.53%, respectively, of the Company's net sales. Royal's lower proportion of Company sales in 2001 resulted from increased sales at Swiss and decreased sales at Royal caused by competition from increased industry capacity. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

     Since 1987, the Company's pasta products have been produced at its production plant in Chino, California. In 1995, the Company purchased a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 2003. The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year.

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

     During 1999, before the new meat plant was operational and with the old meat plant having been destroyed by fire, the meat division attempted to maintain volume by purchasing processed products from other suppliers for its customers, but the meat division's sales were almost $1,000,000 per month lower than before the fire. Purchasing from suppliers increased Swiss's costs but most of the increased costs were covered by business interruption insurance. This purchasing was phased out as the new plant came on line, ending in early 2000.


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


Dependency on a Limited Number of Large Customers
-------------------------------------------------

     A substantial portion of the Company's net sales has in recent years resulted from sales to a few customers. See Note 12 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company's largest customers for the year ended December 31, 2001:

                                   Number of  Division  Company
                   Division        Customers  Sales %   Sales %
               ----------------    ---------  --------  -------
               Swiss American              3       43%      36%
               Royal-Angelus               2       22%       3%
                                           -                --
                    Totals                 5                39%

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

Employees
---------

     As of December 31, 2001, the Company employed 202 full-time employees, 146 in production at Swiss in Lathrop, California, 41 in production at Royal-Angelus in Chino, California, 7 in clerical and office functions, 3 in sales activities, and 5 in management activities.

     Swiss's plant employees are represented by the United Food and Commercial Workers Union,Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires March 31, 2002. Negotiations to renew the agreement are progressing normally. Royal's plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2000 which expires September 29, 2002. There has been no significant labor unrest at the division's plants and the Company believes it has a satisfactory relationship with its employees.


Health Benefits
---------------

     The Company provides health insurance benefits to all of its employees. Its union employees are covered by union sponsored health insurance plans. Its non-union employees and their dependents were covered on a fully or partially self-funded basis in prior years but are covered on a fully insured basis in 2002.


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


ITEM 2. PROPERTIES

     The Company's meat processing plant is an approximately 85,000 square foot facility located in Lathrop, California, constructed by the Company in 1999. The estimated theoretical production capacity of the new meat plant is 46,000,000 pounds per year. The Company purchased an additional 2 acres of land adjacent to the new plant in 1999 to ensure a capability of expansion.

     The Company's pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. In 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 2003. The Chino plant, after the addition of a third short-goods production line in 1996, has a theoretical production capacity estimated at 30,000,000 pounds annually.


ITEM 3. LEGAL PROCEEDINGS

     The Company, from time to time, is involved in routine claims and litigation incidental to its business. Management believes that none will have a material adverse effect on the Company's business, financial condition or liquidity.

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

                                                       Without
                Nominee            For     Withheld  Authority
          -------------------   ---------  --------  ---------
          John D. Determan      2,486,394     4,970     34,525
          Theodore L. Arena     2,489,464     1,900     34,525
          Ronald A. Provera     2,489,064     2,300     34,525
          Santo Zito            2,489,294     2,070     34,525
          Thomas J. Mulroney    2,490,564       800     34,525
          Louis A. Arena        2,489,294     2,070     34,525
          Joseph W. Wolbers     2,488,564     2,800     34,525
          John M. Boukather     2,488,264     3,100     34,525

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "PZA". The following table sets forth high and low prices as traded on the American Stock Exchange:

                                  Quarter of Fiscal Year Ended December 31
                               First        Second        Third        Fourth
                               -----        ------        -----        ------
             2000    High      2.875          2.75        2.125        1.9375
                     Low       2.375        1.8125         1.75        1.5625

             2001    High       2.00          2.00         2.20          1.88
                     Low       1.625          1.74         1.75          1.42

The closing price on December 31, 2001 was $1.44.


Common Stock
------------

     The Company's Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 2001 the Company had issued and outstanding 3,089,516 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988 and paid a dividend every quarter through the second quarter of 2001. A covenant under the Company's credit facility with Comerica Bank-California limits quarterly dividends to quarterly earnings. The declaration and timing of future dividends, if any, will depend on the Company's financial condition and results of operations, compliance with the bank covenant and other factors deemed relevant by the Board.

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

     Shareholder communications regarding transfers, changes of address, missing dividends, lost certificates or similar matters should be directed to the Company's transfer agent and registrar, Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016-3572, (800) 368-5948, www.rtco.com.


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

     In 2001, the Company purchased no shares under its stock repurchase program, and received no shares in payment of the exercise price of options. Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share, excluding shares used to exercise options.

     Under the Employee Stock Purchase Plan, in 2001 employees purchased 54,507 newly issued shares at an average price of $1.77 per share. Employees have purchased a total of 611,062 shares under the plan through December 31, 2001, at an average price of $2.84 per share. Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $100,000 per year.

     No shares were purchased by exercise of Incentive Stock Options in 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below under the headings Statement of operations data and Balance sheet data as of and for each of the years in the five-year period ended December 31, 2001 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the balance sheets as of December 31, 2001 and 2000 and the statements of operations, shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

                                                                        Year Ended December 31,
                                                                     ----------------------------
                                                         2001        2000        1999        1998       1997
                                                       --------    --------    --------    --------   --------
                                                             (Amounts in thousands except per share data)
Statement of operations data:
Net Sales                                              $ 36,007      27,309      20,628      24,503     30,966
Cost of sales                                            33,295      25,535      20,371      21,794     27,103
                                                       --------    --------    --------    --------   --------
Gross profit                                              2,712       1,774         257       2,709      3,863

Distribution, general and administrative expenses         2,897       2,638       2,651       2,253      2,066
                                                       --------    --------    --------    --------   --------
Operating income (loss)                                    (185)       (864)     (2,394)        456      1,797

Interest income (expense), net                             (690)       (746)       (175)         18        (58)
Other income, net                                           292         155       2,637       3,326        279
                                                       --------    --------    --------    --------   --------
Earnings (loss) before income taxes                        (583)     (1,455)         68       3,800      2,018

Income tax expense (benefit)                               (313)       (577)         30       1,558        764
                                                       --------    --------    --------    --------   --------
Net earnings (loss)                                    $   (270)       (878)         38       2,242      1,254
                                                       ========    ========    ========    ========   ========

Earnings (loss) per share:  Basic                      $   (.09)       (.29)        .01         .78        .44
                                                       ========    ========    ========    ========   ========

                            Diluted                    $   (.09)       (.29)        .01         .77        .44
                                                       ========    ========    ========    ========   ========

Cash dividends paid per share                          $    .06         .12         .12         .12        .12
Weighted average number
 of shares outstanding (1): Basic                         3,064       3,006       2,946       2,891      2,836

                            Diluted                       3,064       3,006       2,961       2,924      2,855

Balance sheet data (end of period):
Working capital (deficit)                              $   (491)        307       1,878       3,261      4,574
Property and equipment (net)                             16,129      16,101      16,119       7,602      4,468
Total assets                                             22,394      22,357      22,745      17,280     11,539
Long-term debt                                            6,396       6,885       7,330       4,000        752
Shareholders' equity                                      8,881       9,238      10,338      10,479      8,435

--------------------------------------------------------------------------------
(1) The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, and received shares in exercise of incentive stock options in the years as shown:

                                             2001     2000     1999     1998     1997
                                            ------   ------   ------   ------   ------
          Purchase Plan Shares Sold         54,507   62,980   56,293   42,959   55,355
          Incentive Option Shares Sold           -        -    2,638   10,000   20,400
          Received in Exercise of Options        -        -        -    5,842    7,795

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth operating data for the years ended December 31, 2001, 2000 and 1999:

                                                                               Year Ended December 31,
                                                               -------------------------------------------------------
                                                                 2001                    2000                   1999
                                                               --------                --------               --------
                                                                                (Dollars in thousands)
Net sales                                              $ 36,007         100.0%  $ 27,309         100.0%  $ 20,628         100.0%
Cost of sales                                            33,295          92.5     25,535          93.5     20,371          98.8
                                                       --------    ----------   --------    ----------   --------    ----------
Gross profit                                              2,712           7.5      1,774           6.5        257           1.2

Distribution, general and administrative expenses         2,897           8.0      2,638           9.7      2,651          12.9
                                                       --------    ----------   --------    ----------   --------    ----------
Operating loss                                             (185)          (.5)      (864)         (3.2)    (2,394)        (11.6)

Interest income (expense), net                             (690)         (1.9)      (746)         (2.7)      (175)          (.8)
Other income, net                                           292            .8        155            .6      2,637          12.8
                                                       --------    ----------   --------    ----------   --------    ----------
Earnings (loss) before income taxes                        (583)         (1.6)    (1,455)         (5.3)        68            .3

Income tax expense (benefit)                               (313)          (.9)      (577)         (2.1)        30            .1
                                                       --------    ----------   --------    ----------   --------    ----------
Net earnings (loss)                                    $   (270)          (.7)% $   (878)         (3.2)% $     38            .2%
                                                       ========    ==========   ========    ==========   ========    ==========

Sales in thousands of pounds by division
                              Swiss American                  19,959                   14,910                    9,152
                              Royal-Angelus                   11,921                   12,226                   14,913

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


Comparison of Years Ended December 31, 2001 and 2000
----------------------------------------------------

     In 2001, sales of $36,007,000 were up 32% from 2000 sales of $27,309,000.
The increase in sales was attributable to the meat division, with pasta division sales down.

     The meat division's sales were up about 41% in dollars and 34% in pounds and it operated at a $436,000 profit for 2001 compared to a $854,000 loss for 2000. Swiss's sales for the 4th quarter of 2001 were up 40% in dollars and 29% in pounds from the 4th quarter of 2000. The percentage increases in dollars were greater than in pounds because of increases in selling prices to reflect higher meat prices. The year 2001 was Swiss's second full year of operating its new meat plant and Swiss has continued to increase its sales and improve its operating results.

     Swiss's operations in 2000 were adversely affected by inefficiencies and transitional costs, exacerbated by increases in meat costs out-pacing increases in selling prices. The inefficiencies were the result of the learning curve for new operators and new equipment. The transitional costs were expenses of operating a new plant at a new location which diminish with time or do not recur. Swiss increased its efficiency from 2000 to 2001, with production overhead up 32% on a 41% increase in sales, general and administrative expense up only 2.1% and distribution expense up only 1.2%.

     The pasta division's sales decreased about 3% in dollars and 2% in pounds and it operated at a $616,000 loss in 2001 compared to a $42,000 loss in 2000. The pasta division's sales for the 4th quarter of 2001 were up 22% in dollars and 39% in pounds from the same quarter of 2000. The percentage increase for the 4th quarter was lower in dollars than in pounds because of lower selling prices reflecting lower flour costs and an increased proportion of high-volume lower price-per-pound sales. Sales decreased because of competition from increased industry capacity. The loss resulted from low margins caused by competition. Royal is continuing to seek additional personnel experienced in pasta sales and production, but so far has been unsuccessful.

       The Company's gross profit for 2001 was $2,712,000 or 7.5% of net sales compared to $1,774,000 or 6.5% of net sales for 2000. Gross profit increased in dollars and as a percent of net sales because of Swiss's increased sales and efficiency. Distribution, general and administrative expenses for 2001 were up about 9.8% from 2000 on a 32% increase in sales. Distribution expenses were up about $33,000, or only 2.8%, despite the 32% increase in sales, because of higher salesmen expense, with no significant change in shipping or other distribution expenses. General and administrative expenses were up about $226,000 primarily due to increased health care costs under the Company's partially self-funded plan. All Company health coverage is fully insured for 2002.

       Interest expense decreased in 2001 from 2000 because of lower interest rates partially offset by higher borrowings under the bank line. Other income increased in 2001 from 2000 because of the recovery and sale of waste products at Swiss.


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

       The Company's gross profit for 2000 was $1,774,000 or 6.5% of net sales compared to $257,000 or 1.2% of net sales for 1999. Gross profit increased absolutely and as a percent of net sales because in 2000 Swiss was producing products which it was purchasing from other suppliers in 1999. Distribution, general and administrative expenses for 2000 were down about 0.5% from 1999. Distribution expenses were down about $56,000, despite increased sales, because of decreased salesman and advertising expense at Swiss. General and administrative expenses were up about $43,000 primarily due to increased health benefit costs in the 4th quarter.

       Interest expense increased in 2000 from 1999 because of increased borrowings under the bank line, an increase in the interest rate borne by the bank line and because the real estate and equipment loans made to the Company in the latter part of 1999 were outstanding for all of 2000. Other income decreased in 2000 from 1999 because insurance proceeds relating to the meat plant fire were included in other income in 1999. No insurance claims relating to the fire have been outstanding and no proceeds received since 1999.


Liquidity and Capital Resources
-------------------------------

       The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank's "Base Rate." The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of inventories plus 80% of receivables, with a limit of $1,500,000 for inventories, determined monthly. At December 31, 2001, the "Base Rate" was 4.75% per annum, 30% of inventories plus 80% of receivables was $3,548,346 and the Company had $4,000,000 of borrowings under the bank line of credit, representing an over-advance.

       As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 1.35% per annum at December 31, 2001. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

       Also as part of the credit facility, the bank made four loans to the Company in 1999 for the meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank's "Base Rate"; September 1999, $1,200,000, 7 year, bank's "Base Rate" plus 0.25%; and December 1999, $414,788, 5 year, bank's "Base Rate" plus 0.75%.

       All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $8,750,000, working capital not less than $50,000, debt service coverage not less than 1.3 and quarterly dividends not exceeding the net income of the prior quarter. The Company was in default under the working capital and debt service coverage covenants at December 31, 2001, and the bank has waived the defaults. The Company and the bank have reduced the minimum amounts required under the tangible net worth and working capital covenants and the Company expects to be in compliance with all covenants, as modified, at March 31, 2002.

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

       Additions to property and equipment of about $500,000 are anticipated for 2002.

       In 2001, cash increased about $118,000. Operating activities used about $404,000 of cash, primarily from the net loss, increases in accounts receivable and inventories and decreases in deferred income taxes and accrued liabilities, offset by depreciation and amortization, a decrease in income taxes receivable and an increase in accounts payable. Accounts receivable and inventories were up 28% and 11%, respectively, on a 32% increase in sales. Deferred income taxes were reduced by tax benefits realized as a result of the loss. Income taxes receivable decreased from receipt of an income tax refund. Investing activities used about $196,000 for additions to property and equipment, primarily at Swiss. Financing activities produced about $719,000 from borrowings under the bank line, reduced by principal payments on notes payable and the excess of cash dividends paid over net proceeds from the sale of common stock.

       In 2000, cash decreased about $746,000. Operating activities used about $86,000 of cash, primarily from the net loss, a decrease in deferred income taxes and increases in accounts receivable and income taxes receivable, offset by depreciation and amortization and an increase in accrued liabilities. Deferred income taxes were reduced and income taxes receivable were increased by tax benefits realized as a result of the loss. Investing activities used about $732,000, primarily final payments and completion of the new plant. Financing activities produced about $72,000 from borrowings under the bank line, reduced by principal payments on notes payable and the excess of cash dividends paid over net proceeds from the sale of common stock.

       In 2001, quarterly dividends were paid in the first two quarters but not the last two. The declaration and timing of future dividends, if any, will depend on the Company's financial condition and results of operations, compliance with the bank covenant limiting quarterly dividends to quarterly net income, cash flow adequate to satisfy the Company's obligations and working capital requirements and other factors deemed relevant by the Board.

       The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $96,465 in 2001.

Commitments and Contingencies
-----------------------------

       The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods as of December 31, 2001. The lease payments are estimates because they are proportional to pounds of a product sold.

                                                Year Ended December 31,
                                           --------------------------------------------------
     (amounts in thousands)    Totals      2002    2003    2004    2005    2006    Thereafter
                               ------      ----    ----    ----    ----    ----    ----------
Long-Term Debt                 $6,891       495     504     504     435     341         4,612
Capital Lease Obligation          567       113     113     113     113     115           -0-
                               ------      ----    ----    ----    ----    ----         -----
Totals                         $7,458       608     617     617     548     456         4,612

       The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt. In 2001, the Company's operations and bank line provided adequate cash flow to pay the principal and interest on its debt and satisfy the needs of its operations, but the outstanding balance under the bank line increased almost $1,300,000. The increase in borrowings under the bank line equaled the over $1,000,000 increase in accounts receivable and inventories (on almost $9,000,000 of increased sales) plus $183,000 in dividends paid and $118,000 of increased cash on hand. Thus, if accounts receivable, inventories or interest rates increase significantly, the Company must improve its profitability to avoid increasing its borrowings. The Company anticipates increased sales in 2002, but believes its operations will produce adequate cash flow to cover any resultant increase in accounts receivable and inventories. The Company does not expect a significant increase in interest rates in 2002.

       The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank's over-advances under the line of credit, waiver of defaults under the financial covenants and modifications of the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank's waiver of such a default affects the bank's power to cause the credit facility to be in default and require that it be restructured or refinanced. The Company regards the financial covenants as check-points triggering a review by the bank, and the bank's waiver as an indication of its current intention to maintain the credit facility.


Critical Accounting Policies
----------------------------

       In December 2001, the Securities and Exchange Commission requested that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, and indicated that a "critical accounting policy" is one which is both important to the portrayal of the registrant's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical for the Company is determining the allowance for doubtful accounts because of the risk of failing to foresee a major credit loss, and inventory valuation when inventory cost may exceed fair value less cost to sell because of the difficulty of determining the latter.


New Accounting Standards
------------------------

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. A brief description of these standards follows. SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method and not the pooling-of-interests method. SFAS No. 142, effective January 1, 2002, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS No. 143, effective January 1, 2003, requires that an obligation for retirement of a long-lived asset be recorded as a liability at fair value when the obligation is incurred and be reevaluated at the end of each period. SFAS No. 144, effective January 1, 2002, requires that the carrying amount of a long-lived asset be reduced to fair value if the carrying amount exceeds the future net cash flows expected to be generated by the asset. Application of these standards, in the opinion of management, will not have a material effect on the Company's financial position, results of operations or liquidity.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and see Notes 4 and 5 of Notes to Financial Statements) which tend to follow market interest rates and change the Company's interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $4,000,000 plus $1,500,000 average of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $55,000.

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

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

       John D. Determan, age 69, has been a vice president and director of the Company since 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to 1998 and Chairman of the Board since 1992. He is a member of the option committee.

       Theodore L. Arena, age 59, has been the General Manager of the Company's Swiss American Sausage Co. meat division since 1976, the President and a director of the Company since 1985 and the Chief Executive Officer since 1998. He is the nephew of Louis A. Arena, a director of the Company.

       Ronald A. Provera, age 64, has been the secretary and a director of the Company since 1972 and was the General Manager of Sav-On Food Co., the Company's distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to the Company's Royal-Angelus Macaroni Company pasta division. He is a member of the option committee.

       Santo Zito, age 65, has been the Company's plant engineer since 1976, and a vice president and director of the Company since 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

       Thomas J. Mulroney, age 57, has been the Company's chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

       Louis A. Arena, age 79, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the pasta division from 1975 until his retirement in 1989. He is a member of the audit committee.

       Joseph W. Wolbers, age 72, has been a director of the Company since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950. He is Chairman of the audit committee.

       John M. Boukather, age 65, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company since 1987. He is a member of the audit committee.


ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth for the years ended December 31, 2001, 2000 and 1999, all compensation of all executive officers of the Company serving at December 31, 2001.

                                                             Annual        SEP-IRA
                   Name and Position             Year        Salary      Contributions
                   -----------------             ----        ------      -------------
                 John D. Determan,               2001       $ 83,810        $12,572
                  Chairman of the Board          2000         82,051         12,308
                                                 1999         80,637         12,096

                 Theodore L. Arena,              2001        127,307         19,096
                  President and                  2000        127,323         19,098
                  Chief Executive Officer        1999        127,344         19,102

                 Ronald A. Provera,              2001        127,766         19,165
                  Secretary                      2000        127,568         19,135
                                                 1999        127,536         19,130

                 Santo Zito,                     2001        130,532         19,580
                  Vice President                 2000        130,277         19,542
                                                 1999        129,640         19,446

                 Thomas J. Mulroney,             2001        125,431         18,815
                  Chief Financial Officer        2000        126,160         18,924
                                                 1999        127,757         19,164

       See Incentive Stock Option Plan below for information on Incentive Stock
           ---------------------------

Options. See Simplified Employee Pension Plan below for more information on
             --------------------------------
SEP-IRA Contributions.

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

       For 2001, the Company contributed $332,183 to IRA's under the plan.


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

       Options may no longer be granted under the plan. No options were exercised in 2001. At January 1, 2002, outstanding options to purchase shares at $2-9/16 per share were held 91,458 by Theodore L. Arena and 15,653 by Thomas J. Mulroney. All outstanding options are exercisable at a price which exceeds the 2001 year end stock market closing price of $1.44 per share.


Compensation of Directors
-------------------------

       Directors who are not officers or employees are paid a fee of $1,000 for each board meeting or board committee meeting attended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership
--------------------------

       The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 2001.

                                                           Shares Beneficially Owned
                                                   -----------------------------------------
                                                   Without Options(5)   Options Exercised(6)
                                                   ---------------      -----------------
                 Name or Category(1)                 Number    Percent    Number    Percent
                 ----------------                    ------    -------    ------    -------

                 John D. Determan                   335,327     10.9%    335,327     10.5%
                 Penny S. Bolton Estate (2)         378,463     12.2%    378,463     11.8%
                 Theodore L. Arena                  140,994      4.6%    232,452      7.3%
                 Ronald A. Provera (3)              322,330     10.4%    322,330     10.1%
                 Santo Zito                         369,830     12.0%    369,830     11.6%
                 Thomas J. Mulroney (4)              18,338       .6%     33,991      1.1%
                 Louis A. Arena                     288,030      9.3%    288,030      9.0%
                 John M. Boukather                    3,173       .1%      3,173       .1%
                 Joseph W. Wolbers                   12,250       .4%     12,250       .4%
                 Officers and Directors           1,490,272     48.2%  1,597,383     50.0%
                 Shares Outstanding               3,089,516      100%  3,196,627      100%

--------------------------------------------------------------------------------

(1) The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2) Penny S. Bolton was the widow of James H. Bolton, former chairman of the Company. Her estate's shares are not included in the group's shares.
(3) Includes 320,930 shares held by the family trust of Ronald A. Provera and his wife, Madelyn M. Provera.
(4)  Includes 3,800 shares owned by Marsha Mulroney, wife of Thomas J. Mulroney.
(5) Excludes options under the Company's Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 15,653 shares and to all officers and directors as a group to purchase 107,111 shares.
(6)  The options of Messrs. Arena, Mulroney and the group are deemed exercised.

       No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.


Management Stock Transactions
-----------------------------

       During the specified quarter of 2001, officers and directors purchased the following numbers of outstanding shares of the Company's common stock: 1st quarter, John M. Boukather - 52 shares; 2nd quarter, Mr. Boukather - 50; 3rd quarter, Mr. Boukather - 47; 4th quarter, Santo Zito - 7,500. No sales and no other purchases of the Company's common stock by officers or directors were reported during the year.

       Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 2001 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act, except that Santo Zito made a late filing for a purchase of 7,500 shares in December 2001.


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

Exhibits
--------

3.7    Bylaws of the Company, as in effect on January 16, 1989 (1), (3)
3.8 Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)
3.9 Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6) 3.10 Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)
3.11   Amendment to Bylaws of the Company re Annual Meeting in April (7)
3.12 Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)
3.13 Amendment to Bylaws of the Company re President as Chief Executive Officer (10)
4.3    Form of Certificate evidencing common stock (8)
10.2   1987 Incentive Stock Option Plan, as amended to date (1)
10.20  1988 Stock Purchase Plan of the Company (4)
10.22 Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)
10.23 Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)
10.36 Standard Industrial/Commercial Single-Tenant Lease - Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)
10.37 First Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (10)
10.39 Master Revolving Note and Security Agreement, both dated July 14, 1998 between the Company and Comerica Bank- California, relating to the Company's line of credit (10)
10.40 Collective Bargaining Agreement dated April 1, 1998 between Swiss and United Food and Commercial Workers Union Local 101, AFL-CIO (10)
10.41 Loan Agreement dated October 1, 1998 between the California Economic Development Financing Authority and the Company (10)
10.42 Remarketing Agreement dated October 1, 1998 between the Company and Dain Rauscher Incorporated (10)
10.43 Purchase Contract among the California Economic Development Financing Authority, the Treasurer of the State of California and Dain Rauscher Incorporated (10)
10.44 Tax Regulatory Agreement dated October 1, 1998 among the California Economic Development Financing Authority, U.S. Bank Trust National Association, as trustee, and the Company (10)
10.45 Building Loan Agreement dated October 1, 1998 between the Company and Comerica Bank-California (10)
10.46 Reimbursement Agreement dated October 1, 1998 between the Company and Comerica Bank-California (10)
10.47 Loan Modification Agreement dated December 29, 1999 between the Company and Comerica Bank-California (11)
10.48 Variable Rate-Installment "Base Rate" + 0.25%, 10/1/06; and 12/6/99, Note for $1,000,000 dated $414,788, "Base Rate" + 0.75%, 12/6/04 (11) July 28,
       1999 between the Company and Comerica Bank-California for equipment - two other notes differ only as to date, amount, rate and maturity as follows:
       9/29/99, $1,200,000,
10.49 Loan and Security Agreement (Accounts Receivable and Inventory) dated July 31, 2000 between the Company and Comerica Bank-California (12)
10.50 Collective Bargaining Agreement dated October 2, 2000 between Royal and United Food and Commercial Workers Union Local 1428, AFL-CIO-CLC (12)
10.51 Second Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (12)
10.52 Modification to Loan and Security Agreement dated August 2, 2001 between the Company and Comerica Bank- California
10.53 Third Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc.
23.1   Consent of KPMG LLP
________________________________________________________________________________

(1)  Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2) Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3) Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)  Exhibit to 1987 Form 10-K Annual Report
(5)  Exhibit to 1988 Form 10-K Annual Report
(6)  Exhibit to 1989 Form 10-K Annual Report
(7)  Exhibit to 1990 Form 10-K Annual Report
(8)  Exhibit to 1991 Form 10-K Annual Report
(9)  Exhibit to 1995 Form 10-K Annual Report
(10) Exhibit to 1998 Form 10-K Annual Report
(11) Exhibit to 1999 Form 10-K Annual Report
(12) Exhibit to 2000 Form 10-K Annual Report

Reports on Form 8-K
-------------------

       During the year ended December 31, 2001 the Company filed no reports on Form 8-K.


                                   SIGNATURES

       Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 9, 2002                                  PROVENA FOODS INC.

                                                      By /s/ John D. Determan
                                                        ------------------------
                                                             John D. Determan
                                                          Chairman of the Board

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

            Signature                                     Title                               Date
            ---------                                     -----                               ----
/s/ John D. Determan                        Chairman of the Board and Director           April 9, 2002
------------------------------------
        John D. Determan

                                            President (Principal Executive
/s/ Theodore L. Arena                       Officer) and Director                        April 9, 2002
------------------------------------
        Theodore L. Arena

                                            Vice President, Sales, Secretary and
/s/ Ronald A. Provera                       Director                                     April 9, 2002
------------------------------------
        Ronald A. Provera

/s/ Santo Zito                              Vice President and Director                  April 9, 2002
------------------------------------
        Santo Zito

                                            Chief Financial Officer (Principal
/s/ Thomas J. Mulroney                      Financial and Accounting Officer)            April 9, 2002
------------------------------------
        Thomas J. Mulroney

/s/ Louis A. Arena                          Director                                     April 9, 2002
------------------------------------
         Louis A. Arena

/s/ Joseph W. Wolbers                       Director                                     April 9, 2002
-----------------------------------
        Joseph W. Wolbers

/s/ John M. Boukather                       Director                                     April 9, 2002
------------------------------------
        John M. Boukather

[LOGO]
                              PROVENA FOODS INC.

                       Financial Statements and Schedule

                          December 31, 2001 and 2000

                  (With Independent Auditors' Report Thereon)


                            ______________________

                              PROVENA FOODS INC.

                  Index to Financial Statements and Schedule

                                                                            Page
Independent Auditors' Report                                                 F-2

Balance Sheets - December 31, 2001 and 2000                                  F-3

Statements of Operations - Years ended December 31, 2001, 2000, and 1999     F-4

Statements of Shareholders' Equity - Years ended December 31, 2001, 2000,
and 1999                                                                     F-5

Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999     F-6

Notes to Financial Statements                                                F-7

Schedule

II - Valuation and Qualifying Accounts and Reserves                         F-20

[LOGO]
                             [Letterhead of KPMG]

                         Independent Auditors' Report

The Board of Directors
Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Orange County, California

January 29, 2002

                              PROVENA FOODS INC.

                                Balance Sheets

                          December 31, 2001 and 2000

                         Assets (Notes 1, 4, and 5)                                  2001             2000
                                                                                --------------   --------------
Current assets:
     Cash and cash equivalents                                                  $      206,777           88,585
     Accounts receivable, net of allowance for doubtful accounts of
        $0 and $59,843 at December 31, 2001 and 2000,
        respectively (notes 4, 5, and 12)                                            3,238,935        2,532,019
     Inventories (notes 2, 4, and 5)                                                 3,190,660        2,881,486
     Prepaid expenses                                                                   12,443           53,608
     Income taxes receivable (note 8)                                                       --          407,843
     Deferred tax assets (note 8)                                                      106,203          102,828
                                                                                --------------   --------------
                 Total current assets                                                6,755,018        6,066,369

Property and equipment, net (notes 3, 4, 5, and 13)                                 16,128,662       16,100,961
Other assets                                                                           181,268          189,925
Deferred tax assets, net of current portion (note 8)                                   328,884               --
                                                                                --------------   --------------
                                                                                $   23,393,832       22,357,255
                                                                                ==============   ==============

                     Liabilities and Shareholders' Equity

Current liabilities:
     Line of credit (note 4)                                                    $    4,000,000        2,708,921
     Current portion of long-term debt (note 5)                                        495,285          492,135
     Current portion of capital lease obligation (note 13)                             113,200               --
     Deferred tax liability (note 8)                                                    46,394               --
     Accounts payable                                                                1,362,058        1,179,561
     Accrued liabilities (note 6)                                                    1,229,273        1,378,596
                                                                                --------------   --------------
                 Total current liabilities                                           7,246,210        5,759,213
                                                                                --------------   --------------
Long-term debt, net of current portion (note 5)                                      6,395,906        6,884,781
Capital lease obligation, net of current portion (note 13)                             453,628               --
Deferred tax liability, net of current (note 8)                                        416,802          474,818

Shareholders' equity (notes 7, 9, and 10):
     Common stock, no par value; authorized 10,000,000 shares;
        3,089,516 and 3,035,009 shares issued and outstanding at
        December 31, 2001 and 2000, respectively                                     4,983,339        4,886,874
     Retained earnings                                                               3,897,947        4,351,569
                                                                                --------------   --------------
                 Total shareholders' equity                                          8,881,286        9,238,443
Commitments and contingencies (notes 4, 5, 9, 13, and 14)
                                                                                --------------   --------------
                                                                                $   23,393,832       22,357,255
                                                                                ==============   ==============

See accompanying notes to financial statements.

                              PROVENA FOODS INC.

                           Statements of Operations

                 Years ended December 31, 2001, 2000, and 1999

                                                                         2001                 2000               1999
                                                                  --------------       -------------       -------------
Net sales (note 12)                                                 $ 36,007,139          27,309,361          20,627,542
Cost of sales                                                         33,295,452          25,535,382          20,370,542
                                                                  --------------       -------------       -------------
                 Gross profit                                          2,711,687           1,773,979             257,000
                                                                  --------------       -------------       -------------
Operating expenses:
     Distribution                                                      1,214,011           1,180,992           1,237,224
     General and administrative (note 9)                               1,682,876           1,457,066           1,413,659
                                                                  --------------       -------------       -------------
                                                                       2,896,887           2,638,058           2,650,883
                                                                  --------------       -------------       -------------
                 Operating loss                                         (185,200)           (864,079)         (2,393,883)

Other income (expense):
     Interest income                                                         828                  44              55,684
     Interest expense (notes 4 and 5)                                   (690,203)           (746,403)           (231,041)
     Other, net (note 15)                                                291,623             155,039           2,637,233
                                                                  --------------       -------------       -------------
                 Earnings (loss) before income taxes                    (582,952)         (1,455,399)             67,993
Income tax expense (benefit) (note 8)                                   (312,635)           (577,278)             29,897
                                                                  --------------       -------------       -------------
                 Net earnings (loss)                                $   (270,317)           (878,121)             38,096
                                                                  ==============       =============       =============
Earnings (loss) per common share (note 11):
     Basic                                                          $      (0.09)              (0.29)               0.01
     Diluted                                                               (0.09)              (0.29)               0.01
Shares used in computing per common share amounts (note 11):
        Basic                                                          3,064,033           3,005,834           2,946,138
        Diluted                                                        3,064,033           3,005,834           2,961,364

See accompanying notes to financial statements

                              PROVENA FOODS INC.

                      Statements of Shareholders' Equity

                 Years ended December 31, 2001, 2000, and 1999

                                                    Common stock                                  Total
                                       -------------------------------         Retained        shareholders'
                                       Shares issued          Amount           earnings          equity
                                       -------------       -----------       -----------     --------------
Balance at December 31, 1998               2,913,098       $ 4,572,482         5,906,965         10,479,447
Sale of common stock (note 9)                 56,293           167,474                --            167,474
Exercise of shares under
     stock option plan (note 10)               2,638             6,760                --              6,760
Cash dividends paid, $0.12 per
     share                                        --                --          (354,046)          (354,046)
Net earnings                                      --                --            38,096             38,096
                                       -------------       -----------       -----------     --------------
Balance at December 31, 1999               2,972,029         4,746,716         5,591,015         10,337,731

Sale of common stock (note 9)                 62,980           140,158                --            140,158
Cash dividends paid, $0.12 per
     share                                        --                --          (361,325)          (361,325)
Net loss                                          --                --          (878,121)          (878,121)
                                       -------------       -----------       -----------     --------------
Balance at December 31, 2000               3,035,009         4,886,874         4,351,569          9,238,443

Sale of common stock (note 9)                 54,507            96,465                --             96,465
Cash dividends paid, $0.06 per
     share                                        --                --          (183,305)          (183,305)
Net loss                                          --                --          (270,317)          (270,317)
                                       -------------       -----------       -----------     --------------
Balance at December 31, 2001               3,089,516       $ 4,983,339         3,897,947          8,881,286
                                       =============       ===========       ===========     ==============

See accompanying notes to financial statements

                              PROVENA FOODS INC.

                           Statements of Cash Flows

                 Years ended December 31, 2001, 2000, and 1999

                                                                                        2001              2000            1999
                                                                                     ------------    ------------     -----------
Cash flows from operating activities:
     Net earnings (loss)                                                              $  (270,317)       (878,121)         38,096
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                  735,611         749,340         565,124
           Loss on disposal of fixed assets                                                    --              --          91,761
           Provision for bad debts                                                             --          39,316          32,166
           Deferred income taxes                                                         (343,881)       (156,445)         17,420
           Changes in assets and liabilities:
              Accounts receivable                                                        (706,916)       (254,564)       (710,915)
              Insurance recovery receivable                                                    --              --       2,204,738
              Inventories                                                                (309,174)        (28,829)     (1,394,288)
              Prepaid expenses                                                             41,165           7,801          (2,291)
              Income taxes receivable                                                     407,843         (89,490)       (318,353)
              Other assets                                                                  8,657           9,127         (31,710)
              Accounts payable                                                            182,497          57,167           4,100
              Accrued liabilities                                                        (149,323)        458,521         (69,368)
              Income taxes payable                                                             --              --        (107,960)
                                                                                      -----------     -----------     -----------
                    Net cash provided by (used in) operating activities                  (403,838)        (86,177)        318,520
                                                                                      -----------     -----------     -----------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                              --              --          16,408
     Additions to property and equipment                                                 (196,484)       (731,653)     (9,189,901)
                                                                                      -----------     -----------     -----------
                    Net cash used in investing activities                                (196,484)       (731,653)     (9,173,493)
                                                                                      -----------     -----------     -----------
Cash flows from financing activities:
     Payments on note payable to bank                                                    (485,725)       (415,493)       (102,379)
     Proceeds from line of credit                                                       1,291,079         708,921       2,000,000
     Issuance of long-term debt                                                                --              --       3,894,788
     Decrease in restricted cash                                                               --              --       3,960,224
     Proceeds from sale of common stock                                                    96,465         140,158         167,474
     Exercise of stock options                                                                 --              --           6,760
     Cash dividends paid                                                                 (183,305)       (361,325)       (354,046)
                                                                                      -----------     -----------     -----------
                    Net cash provided by financing activities                             718,514          72,261       9,572,821
                                                                                      -----------     -----------     -----------
                    Net increase (decrease) in cash and cash equivalents                  118,192        (745,569)        717,848
Cash and cash equivalents at beginning of period                                           88,585         834,154         116,306
                                                                                      -----------     -----------     -----------
Cash and cash equivalents at end of period                                            $   206,777          88,585         834,154
                                                                                      ===========     ===========     ===========
Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest                                                                      $   690,203         738,928         305,453
        Income taxes                                                                          800        (331,343)        426,048
Supplemental disclosures of noncash investing and financing activities:
     Property and equipment acquired under capital leases                             $   566,828              --              --

See accompanying notes to financial statements

                              PROVENA FOODS INC.

                        Notes to Financial Statementes

                          December 31, 2001 and 2002

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

     (b)  Liquidity

          The Company has experienced net losses of $270,317 and $878,121 during fiscal 2001 and 2000, respectively, and its borrowings on the line of credit and long-term debt have increased from $10,085,837 at December 31, 2000 to $10,891,191 at December 31, 2001. In addition, the Company has a negative working capital of $491,192 at December 31, 2001. The recent losses are primarily the result of the fire that occurred at the Lathrop manufacturing facility in 1998 as well as a general economic downturn during 2000 and the first three quarters of 2001. The Company has built a new manufacturing facility in Lathrop to replace the facility destroyed by fire. The new manufacturing facility has a greater production capacity and as such the Company has begun to increase sales to an even greater level than those achieved prior to the fire. The Company has been successful in maintaining distribution, general, and administrative costs at a relatively consistent level over the past three years while sales have increased significantly over the same period. Management believes that because of the Company's ability to maintain consistent operating expenses, as the economy continues to improve and with the increase in production capability of the new manufacturing facility, the margin on the increased sales will have a positive effect on the profitability of the Company. The Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, it will be sufficient to cover its reasonable foreseeable working capital, capital expenditure, and debt service requirements in fiscal 2002.

     (c)  Inventories

          Inventories consist principally of food products and are stated at the lower of cost (first-in, first-out) or market.

     (d)  Property and Equipment

          Property and equipment are stated at cost. Equipment acquired under capital lease is recorded at the present value of future minimum lease payments and amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Assets acquired prior to 1981 and

                                                                     (Continued)

                              PROVENA FOODS INC.

                        Notes to Financial Statementes

                          December 31, 2001 and 2002

     subsequent to 1986 are depreciated on the straight-line method. For assets acquired during the period from 1981 through 1986, accelerated methods of depreciation are used. Estimated useful lives are as follows:

          Buildings and improvements                   31.5 to 39 years
          Machinery and equipment                         5 to 10 years
          Delivery equipment                              5 years
          Office equipment                                7 years

(e)  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

(f)  Earnings (Loss) per Common Share

     Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted average number of common shares plus all potential dilutive common shares outstanding (see note 11).

(g)  Income Taxes

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

(h)  Use of Estimates

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

                                                                     (Continued)

                              PROVENA FOODS INC.

                        Notes to Financial Statementes

                          December 31, 2001 and 2002

(i)  Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's borrowings under the line of credit and long-term debt approximates their fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.

(j)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(k)  Stock Option Plan

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

(l)  Segment Information

     The Company operates two reportable segments under criteria established in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (see note 12).

(m)  Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income
     (loss) and its components. The Company does not have any components of other comprehensive income (loss), and accordingly, the Company's comprehensive income (loss) is the same as its net earnings (loss).

                                                                     (Continued)

                              PROVENA FOODS INC.

                        Notes to Financial Statementes

                          December 31, 2001 and 2002

(n)  Revenue Recognition

     Revenue is recognized upon shipment of goods to customers.

(o)  Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform with the 2001 presentation.

(2)  Inventories

     A summary of inventories follows:

                                            2001            2000
                                        -----------     ------------

               Raw materials            $ 1,393,975        1,082,829
               Work in process              842,577          710,152
               Finished goods               954,108        1,088,505
                                        -----------     ------------
                                        $ 3,190,660        2,881,486
                                        ===========     ============
(3)  Property and Equipment

     Property and equipment, at cost, consists of the following:

                                                          2001         2000
                                                      ------------  ----------

          Land                                        $  1,296,803   1,296,803
          Buildings and improvements                    13,319,057  13,316,607
          Machinery and equipment                        6,422,184   5,664,320
          Delivery equipment                                 6,700       6,700
          Office equipment                                 180,597     177,912
                                                      ------------  ----------
                                                        21,225,341  20,462,342
          Less accumulated depreciation and
             amortization                               (5,096,679) (4,361,381)
                                                      ------------  ----------
                                                      $ 16,128,662  16,100,961
                                                      ============  ==========

     The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $122,000, $112,000, and $101,000 in 2001, 2000, and
     1999, respectively.

(4)  Line of Credit

     The Company has a $4,000,000 secured bank line of credit, due on demand with no stated expiration date, at an interest rate of bank prime (4.75% at December 31, 2001) plus 0.75%. The line of credit is secured by accounts receivable, inventory and equipment. At December 31, 2001 and 2000 short-term borrowings

                                                                     (Continued)

                              PROVENA FOODS INC.

                        Notes to Financial Statementes

                          December 31, 2001 and 2002

     under this line of credit were $4,000,000 and $2,708,921, respectively. Amounts available under this line of credit are limited based on a formula that considers receivables and inventory balances. The Company had no amount available under this line of credit at December 31, 2001. The bank line of credit agreement is subject to certain covenants for which the Company was in compliance with or has obtained a waiver as of December 31, 2001.

(5)  Long-Term Debt

     Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                                 2001            2000
                                                                            -------------   --------------
     Equipment loans at variable interest rates from prime (4.75% at
      December 31, 2001) to prime plus 0.75%, secured by all Company
      assets. Maturity dates range from 2004 through 2006                   $   1,711,026        2,108,261

     Real estate loan at fixed rate of 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830, due
      and payable in 2004                                                       1,255,165        1,268,655

     Industrial Development Revenue Bonds (IDRB) at variable interest rate (1.35% at December 31, 2001), secured by an irrevocable letter of credit, and requiring monthly principal and interest payments ranging from $6,400 to $45,200 beginning in 2001 through
      the year 2023                                                             3,925,000        4,000,000
                                                                            -------------   --------------
                                                                                6,891,191        7,376,916
     Less current portion                                                         495,285          492,135
                                                                            -------------   --------------
                                                                            $   6,395,906        6,884,781
                                                                            =============   ==============

     The $4,060,000 irrevocable letter of credit securing the IDRB, is collateralized by accounts receivable, inventories, equipment and certain real property. The commitment fee is 1.5% per annum, due at the beginning of each quarter.

     The installments of long-term debt maturing in each of the next five years and thereafter are: 2002 - $495,285, 2003 - $504,443, 2004 - $504,314,
     2005 - $435,485, 2006 - $340,864 and thereafter - $4,610,800.

                                                                     (Continued)

                              PROVENA FOODS INC.

                        Notes to Financial Statementes

                          December 31, 2001 and 2002

(6)  Accrued Liabilities

     A summary of accrued liabilities follows:

                                                 2001           2000
                                              -----------    ----------

          Accrued profit sharing (note 9)     $   335,671       375,423
          Accrued retirement                      237,087       139,952
          Accrued compensation                    207,264       157,376
          Other                                   449,251       705,845
                                              -----------    ----------
                                              $ 1,229,273     1,378,596
                                              ===========    ==========

(7)  Shareholders' Equity

     The Company sold shares to employees under its stock purchase plan (see note 9) in 2001, 2000, and 1999.

(8)  Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 consist of the following:

                            2001           2000          1999
                        ------------    ----------     ---------

          Current:
            Federal     $     30,446      (421,633)           --
            State                800           800        12,477
          Deferred:
            Federal         (228,511)      (99,729)       23,422
            State           (115,370)      (56,716)       (6,002)
                        ------------    ----------     ---------
                        $   (312,635)     (577,278)       29,897
                        ============    ==========     =========

                                                                     (Continued)

     The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

                                                                                     2001                    2000
                                                                              -------------------     -------------------
     Deferred tax assets:
         Inventory                                                          $             106,016                  91,617
         Accounts receivable                                                                   --                  11,024
         Net operating loss                                                               235,986                      --
         State taxes                                                                       92,898                      --
         Other                                                                                187                     187
                                                                              -------------------     -------------------
               Total deferred tax assets                                                  435,087                 102,828

         Less valuation allowance                                                              --                      --
                                                                              -------------------     -------------------
               Net deferred tax assets                                      $             435,087                 102,828
                                                                              ===================     ===================

     Deferred tax liability - gain on destroyed equipment                   $             463,196                 474,818

     As of December 31, 2001 the Company had net operating loss (NOL) carryforwards of approximately $549,000 and $843,000 for federal and state purposes, respectively. The federal NOL is available to offset future federal taxable income through the year 2021 and the state NOL is available to offset future state taxable income through 2011. The utilization of certain NOL carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership.

     In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period.

     Actual income tax expense (benefit) differ from "expected" income tax, computed by applying the U.S. federal corporate tax rate of 34% to earnings
     (loss) from operations before income taxes, as follows:

                                           2001                   2000                  1999
                                   --------------------    -------------------    ----------------
                                      Amount        %         Amount       %        Amount     %
                                   ------------  ------    -----------  ------    --------  ------
Computed "expected" income taxes    $ (198,204)    34.0%   $ (494,836)    34.0%   $ 23,117    34.0%
State income taxes, net of
 federal income tax benefit            (21,944)     3.8       (55,388)     3.8       4,208     6.2
State manufacturing investment
 credit                                (92,487)     8.6            --       --          --      --

Other                                       --       --       (27,054)     1.9       2,572     3.8
                                    -----------  ------    ------------  -----    ---------  -----

                                    $ (312,635)    46.4%   $ (577,278)    39.7%   $ 29,897    44.0%
                                    ===========  ======    ============  =====    =========  =====

(9)  Employee Benefit Plans

     In 1988, the Company adopted a Simplified Employee Pension - Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the board of directors. The Company's contributions to the SEP IRA for 2001, 2000, and 1999 were approximately $332,000, $375,000, and $419,000, respectively.

     In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company's common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this Plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to purchase stock from the Company. The Company matching contributions to the stock purchase plan for 2001, 2000, and 1999 were $48,288, $70,079, and $83,737, respectively.

     The Company provides partial coverage for medical costs to its employees under a self-insured plan. Additionally, the Company carries a catastrophic policy that covers claims in excess of $50,000 for any covered individual. The Company has accrued the estimated liability for its self-funded costs (see note 14).

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

     There were no options granted in 2001, 2000, or 1999.

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

                                                                    2001                   2000                   1999
                                                             -------------------    -------------------    -------------------
     Net earnings (loss)                    As reported       $         (270,317)              (878,121)                38,096
                                            Pro forma                   (270,317)              (878,121)                29,673

     Net earnings (loss) per share          As reported:
                                               Basic          $            (0.09)                 (0.29)                  0.01
                                               Diluted                     (0.09)                 (0.29)                  0.01

                                            Pro forma:
                                               Basic          $            (0.09)                 (0.29)                  0.01
                                               Diluted                     (0.09)                 (0.29)                  0.01

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

     Stock option activity under the Plan during the periods indicated is as follows:

                                                                                         Weighted average
                                                                 Number of shares         exercise price
                                                              -------------------      -------------------
     Balance at December 31, 1998                                         109,749       $             2.56

          Exercised                                                        (2,638)                    2.56
                                                              -------------------
     Balance at December 31, 1999                                         107,111                     2.56

          Exercised                                                            --                       --
                                                              -------------------
     Balance at December 31, 2000                                         107,111                     2.56

          Exercised                                                            --                       --
                                                              -------------------
     Balance at December 31, 2001                                         107,111                     2.56
                                                              ===================

     At December 31, 2001 the exercise price and remaining contractual life of outstanding options was $2.56 and 5 years, respectively.

     At December 31, 2001 the number of options exercisable was 107,111, and the weighted average exercise price of those options was $2.56.

(11) Earnings (Loss) Per Share

     The following table illustrates the computation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

                                                                       2001                    2000                    1999
                                                                -------------------     -------------------     -------------------
     Numerator:
          Numerator for basic and diluted earnings (loss)
             per share - net earnings (loss)                    $         (270,317)               (878,121)                 38,096

     Denominator:
          Denominator for basic earnings (loss) per share
            - weighted average number of common shares
            outstanding during the period                                3,064,033               3,005,834               2,946,138
          Incremental common shares attributable to
            exercise of outstanding options                                     --                      --                  15,226
                                                                -------------------     -------------------     -------------------
               Denominator for diluted earnings
                (loss) per share                                         3,064,033               3,005,834               2,961,364
                                                                ===================     ===================     ===================

     Basic earnings (loss) per share                            $            (0.09)                  (0.29)                   0.01

     Diluted earnings (loss) per share                          $            (0.09)                  (0.29)                   0.01

     Substantially all options were included in the computation of diluted earnings per common share for 1999. In 2001 and 2000, all 107,111 stock options were excluded from the computation of diluted loss per share due to their antidilutive effect.

(12) Segment Data and Major Customers

     The Company's reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The Company has two reportable segments; the meat processing division (Swiss American) and the pasta division (Royal-Angelus). The Swiss American Division produces meat products that are sold primarily to pizza restaurant chains, pizza processors, and food service distributors. The Royal-Angelus Division produces pasta that is sold primarily to food processors, private label customers, food service distributors, and specialty food distributors.

     The following table represents financial information about the Company's business segments as of and for the three years ended December 31, 2001:

                                                            2001                     2000                     1999
                                                    -------------------      -------------------      -------------------
     Net sales to unaffiliated customers:
       Swiss American Division                   $          30,310,182               21,428,485               13,254,827
       Royal-Angelus Division                                5,696,957                5,880,876                7,372,715
                                                   -------------------      -------------------      -------------------
             Total sales                         $          36,007,139               27,309,361               20,627,542
                                                   ===================      ===================      ===================

     Operating income (loss):
       Swiss American Division                   $             435,580                 (854,291)              (2,836,568)
       Royal-Angelus Division                                 (616,381)                 (41,958)                 533,974
       Corporate                                                (4,399)                  32,170                  (91,289)
                                                   -------------------      -------------------      -------------------
             Operating loss                      $            (185,200)                (864,079)              (2,393,883)
                                                   ===================      ===================      ===================

     Identifiable assets:
       Swiss American Division                   $          18,428,801               17,641,810               17,122,578
       Royal-Angelus Division                                4,328,435                4,075,823                4,286,900
       Corporate                                               636,596                  639,622                1,335,047
                                                   -------------------      -------------------      -------------------
             Total assets                        $          23,393,832               22,357,255               22,744,525
                                                   ===================      ===================      ===================

     Capital expenditures:
       Swiss American Division                   $             128,515                  587,787                8,984,911
       Royal-Angelus Division                                   65,809                  143,866                  204,990
       Corporate                                                 2,160                       --                       --
                                                   -------------------      -------------------      -------------------
             Total capital expenditures          $             196,484                  731,653                9,189,901
                                                   ===================      ===================      ===================

     Depreciation and amortization:
       Swiss American Division                   $             503,234                  480,024                  268,256
       Royal-Angelus Division                                  227,901                  263,755                  291,196
       Corporate                                                 4,476                    5,561                    5,672
                                                   -------------------      -------------------      -------------------

             Total depreciation and amortization $             735,611                  749,340                  565,124
                                                   ===================      ===================      ===================

     The Company had major customers during 2001, 2000, and 1999 that accounted for more than 10% of consolidated sales and purchased products, as follows:

                                                                                 Accounts receivable
                     2001                 2000                 1999            balance at December 31
               -----------------    -----------------   ------------------   -------------------------
Customer          Sales       %        Sales       %        Sales       %         2001          2000
------------   -----------   ---    -----------   ---   ------------   ---   -------------    --------
A             $  4,695,600    13%  $  4,117,550    15%  $  1,397,090     7%  $         --           --
B                4,443,520    12      3,854,702    14      3,316,544    16        636,618      630,760
C                3,955,478    11      2,943,984    11      2,555,701    12         88,000      365,809

(13) Commitments and Contingencies

     Rent expense for all leases was approximately $197,000 in the year ended December 31, 1999. The Company did not have any operating leases in 2001 or 2000.

     In December 2001, the Company entered into a capital lease for certain production equipment totaling $566,828, which is included in property and equipment on the accompanying 2001 balance sheet. The lease has a term of five years and requires minimum payments based on certain production volumes. Future minimum lease payments on the capital lease at December 31, 2001 is as follows:

          2002                                     $             128,361
          2003                                                   128,361
          2004                                                   128,361
          2005                                                   128,361
          2006                                                   128,361
                                                     -------------------
                 Total minimum lease payments                    641,805

          Less amount representing interest                      (74,977)
                                                     -------------------
                 Present value of net minimum
                    lease payments                               566,828

          Less current portion                                   113,200
                                                     -------------------
                 Long-term portion                 $             453,628
                                                     ===================

     As of December 31, 2001 approximately 65% of the Company's employees are covered by a collective bargaining agreement which expired March 31, 2002. In addition, another 12% of the Company's employees are covered by a collective bargaining agreement which expires September 29, 2002.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

(14) Self-Insured Health Benefits

     The Company is self-funded for Company provided health insurance benefits for its nonunion employees. The profit or loss effects of self-insuring cannot be foreseen and may be adverse. The Company has a reinsurance policy which covers claims in excess of $50,000 for any covered individual.

(15) Casualty Loss

     On August 1, 1998, a fire destroyed one of the Company's two meat processing facilities located in San Francisco, CA. The destroyed facility was being leased under an operating lease that expired on November 1, 1998. The fire destroyed inventory with a net book value of $1,112,435 and certain equipment and leasehold improvements with a net book value of $474,835. The inventory was insured at market value and the equipment and leasehold improvement were insured at replacement cost. The Company was also reimbursed for incremental operating costs under its "Business Interruption & Extra Expense" coverage. Total insurance proceeds recognized in 1999 and 1998 were $2,806,262 and $5,204,738, respectively, which resulted in gains of $2,806,262 and $3,204,342 which are included in other income in the accompanying 1999 and 1998 statements of operations, respectively. The claim was completely settled and all amounts were fully collected as of December 31, 1999.

(16) Selected Quarterly Financial Data (Unaudited)

     The following summarizes certain unaudited quarterly financial information for 2001, 2000, and 1999:

                                                                    Quarter
                                 -----------------------------------------------------------------------------
         Fiscal 2001                    1st                 2nd                 3rd                 4th                Total
--------------------------       -----------------   -----------------    ----------------    ----------------    ---------------
Net sales                      $       7,738,681           7,905,495           9,757,489          10,605,474          36,007,139
Operating income (loss)                  152,888             (15,453)           (284,676)            (37,959)           (185,200)
Net loss                                   9,866             (98,634)           (238,504)             56,955            (270,317)
Net loss per basic share                    0.00               (0.03)              (0.08)              (0.02)              (0.09)
Net loss per diluted share                  0.00               (0.03)              (0.08)              (0.02)              (0.09)

Fiscal 2000                             1st                 2nd                 3rd                 4th                Total
--------------------------       -----------------   -----------------    ----------------    ----------------    ---------------
Net sales                      $       5,927,400           5,892,722           7,735,279           7,753,960          27,309,361
Operating income (loss)                 (253,693)           (492,817)           (297,088)            179,519            (864,079)
Net loss                                (232,930)           (387,763)           (285,024)             27,596            (878,121)
Net loss per basic share                   (0.08)              (0.13)              (0.09)               0.01               (0.29)
Net loss per diluted share                 (0.08)              (0.13)              (0.09)               0.01               (0.29)

Fiscal 1999                             1st                 2nd                 3rd                 4th                Total
--------------------------       -----------------   -----------------    ----------------    ----------------    ---------------
Net sales                      $       4,935,510           4,773,677           5,069,039           5,849,316          20,627,542
Operating income (loss)                 (654,068)           (863,419)         (1,103,399)            227,003          (2,393,883)
Net earnings (loss)                      255,234             218,531            (513,197)             77,528              38,096
Net earnings (loss) per                     0.09                0.07               (0.17)               0.02                0.01
 basic share
Net earnings (loss) per                     0.09                0.07               (0.17)               0.02                0.01
 diluted share

                              PROVENA FOODS INC.

                Schedule II - Valuation and Qualifying Accounts

                     and Reserves Years ended December 31,

                             2001, 2000, and 1999


                                           Balance at                                 Deductions -
                                          beginning of         Provision, net         uncollectible        Balance at end
  Description                                period             of recoveries           accounts             of period
------------------------              ------------------     ------------------     -----------------     ----------------
Allowance for doubtful
     receivables:
        2001                         $         59,843                    --                59,843                    --
        2000                                   32,166                39,316                11,639                59,843
        1999                                       --                32,166                    --                32,166

See accompanying independent auditors' report.