Form 10-Q
period 2002-03-31
PROVENA FOODS INC
filed 2002-05-03
CIK 814139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

FOR THE QUARTER ENDED  MARCH 31, 2002

Commission File Number  1-10741


                               PROVENA FOODS INC.

             (Exact name of registrant as specified in its charter)


        California                                      95-2782215
-----------------------------------       --------------------------------------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)

   5010 Eucalyptus Avenue, Chino, California                     91710
--------------------------------------------             ----------------------
    (Address of principal executive offices)                   (ZIP Code)

                                 (909) 627-1082
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No___
                                        -
The number of shares of Provena Foods Inc. Common Stock outstanding as April 27, 2002 was:

                          Common Stock   3,109,302 shares

                               PROVENA FOODS INC.

           Form 10-Q Report for the First Quarter Ended March 31, 2002

                                Table of Contents
                                -----------------

Item                                                                                                          Page
----                                                                                                          ----

                                             PART I. FINANCIAL INFORMATION
                                             -----------------------------
  1.  Financial Statements...................................................................................   1

          Condensed Statements of Operations.................................................................   1

          Condensed Balance Sheets...........................................................................   2

          Condensed Statements of Cash Flows.................................................................   3

          Notes to Condensed Financial Statements............................................................   4

  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   5

          Results of Operations..............................................................................   5

          Swiss American Sausage Co. Meat Division...........................................................   5

          Royal-Angelus Macaroni Company Pasta Division......................................................   5

          The Company........................................................................................   6

          Liquidity and Capital Resources....................................................................   6

          Commitments and Contingencies......................................................................   7

          Critical Accounting Policies.......................................................................   8

          New Accounting Standards...........................................................................   8

  3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   8

                                               PART II. OTHER INFORMATION
                                               --------------------------

  1.  Legal Proceedings.......................................................................................  9

  2.  Changes in Securities...................................................................................  9

  3.  Defaults Upon Senior Securities.........................................................................  9

  4.  Submission of Matters to a Vote of Security Holders.....................................................  9

  5.  Other Information.......................................................................................  9

          Common Stock Repurchase and Sale....................................................................  9

          American Stock Exchange Listing.....................................................................  9

          Cash Dividends Paid.................................................................................  9

          Management Stock Transactions.......................................................................  9

  6.  Exhibits and Reports on Form 8-K........................................................................  9

      Signature..............................................................................................  10

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM I. FINANCIAL STATEMENTS

                               PROVENA FOODS INC.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                         2002           2001
                                                         ----           ----

Net sales                                            $ 9,772,060      7,738,681

Cost of sales                                          8,810,846      6,824,153
                                                     -----------    -----------

          Gross profit                                   961,214        914,528

Operating expenses:
     Distribution                                        305,016        324,003
     General and administrative                          497,035        437,637
                                                     -----------    -----------

          Operating income                               159,163        152,888

Interest expense, net                                   (123,766)      (194,364)
Other income, net                                         57,309         58,942
                                                     -----------    -----------

          Earnings before income taxes                    92,706         17,466

Income tax expense                                        37,000          7,600
                                                     -----------    -----------

Net earnings                                         $    55,706          9,866
                                                     ===========    ===========

Earnings per share:
     Basic                                           $       .02            .00
                                                     ===========    ===========

     Diluted                                         $       .02            .00
                                                     ===========    ===========

Shares used in computing earnings per share:

     Basic                                             3,099,362      3,043,882
                                                     -----------    -----------

     Diluted                                           3,099,362      3,043,882
                                                     -----------    -----------

            See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                            Condensed Balance Sheets

                                                              March 31,      December 31,
                       Assets                                   2002            2001
                       ------                                -----------     ------------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                               $    54,543         206,777
     Accounts receivable, less allowance for doubtful
        accounts of $40,225 at 2002 and $0 at 2001             3,423,103       3,238,935
     Inventories                                               3,343,413       3,190,660
     Prepaid expenses                                            165,994          12,443
     Deferred tax assets                                         106,203         106,203
                                                             -----------     -----------

          Total current assets                                 7,093,256       6,755,018
                                                             -----------     -----------

Property and equipment, net                                   15,980,611      16,128,662
Other assets                                                     175,650         181,268
Deferred tax assets, net of current                              328,884         328,884
                                                             -----------     -----------

                                                             $23,578,401      23,393,832
                                                             ===========     ===========
           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
     Line of credit                                          $ 3,592,225       4,000,000
     Current portion of long-term debt                           495,285         495,285
     Current portion of capital lease obligation                 113,200         113,200
     Accounts payable                                          1,582,097       1,362,058
     Accrued liabilities                                       1,619,420       1,229,273
     Deferred tax liability                                       46,394          46,394
     Income taxes payable                                         37,000               -
                                                             -----------     -----------

          Total current liabilities                            7,485,621       7,246,210
                                                             -----------     -----------

Long-term debt, net of current portion                         6,292,634       6,395,906
Capital lease obligation, net of current portion                 424,684         453,628
Deferred tax liability, net of current                           416,802         416,802

Shareholders' equity:
     Capital stock, no par value; authorized 10,000,000
        shares; issued and outstanding 3,104,794 at 2002
        and 3,089,516 at 2001                                  5,005,007       4,983,339
     Retained earnings                                         3,953,653       3,897,947
                                                             -----------     -----------

          Total shareholders' equity                           8,958,660       8,881,286
                                                             -----------     -----------

                                                             $23,578,401      23,393,832
                                                             ===========     ===========

            See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 ------------------------
                                                                                 2002                2001
                                                                                 ----                ----
Cash flows from operating activities:
     Net earnings                                                              $  55,706             9,866
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                          204,483           184,088
          Increase (decrease) in provision for bad debts                          40,225            38,000)
          Increase in accounts receivable                                       (224,393)            1,289)
          Increase in inventories                                               (152,753)         (619,413)
          Increase in prepaid expenses                                          (153,551)         (169,677)
          Increase in income taxes receivable                                          -             9,504
          Decrease (increase) in other assets                                      5,618            (3,907)
          Increase in accounts payable                                           220,039           319,548
          Increase (decrease) in accrued liabilities                             390,147          (196,749)
          Increase in income taxes payable                                        37,000             7,600
                                                                               ---------         ---------

                  Net cash provided by (used in) operating activities            422,521          (498,429)
                                                                               ---------         ---------

Cash flows from investing activities:
     Additions to property and equipment                                          56,432           (44,323)
                                                                               ---------         ---------

                  Net cash used in investing activities                           56,432           (44,323)
                                                                               ---------         ---------

Cash flows from financing activities:
     Payments on long term debt                                                 (103,272)          102,963)
     Payments on capital lease obligation                                        (28,944)                -
     Proceeds from (repayments of) line of credit                               (407,775)          666,964
     Proceeds from sale of capital stock                                          21,668            23,510
     Cash dividends paid                                                               -           (91,445)
                                                                               ---------         ---------

                  Net cash provided by (used in) financing activities           (518,323)          496,066
                                                                               ---------         ---------

Net decrease in cash and cash equivalents                                       (152,234)          (46,686)
Cash and cash equivalents at beginning of period                                 206,777            88,585
                                                                               ---------         ---------

Cash and cash equivalents at end of period                                     $  54,543            41,899
                                                                               =========         =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:

        Interest                                                               $ 124,004           197,715
        Income taxes                                                           $       -               800
                                                                               =========         =========

            See accompanying Notes to Condensed Financial Statements.

                               PROVENA FOODS INC.

                     Notes to Condensed Financial Statements

                       March 31, 2002 and 2001 (Unaudited)

(1)  Basis of Presentation
--------------------------

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories
----------------

Inventories at March 31, 2002 and December 31, 2001 consist of:

                                                      2002           2001
                                                      ----           ----

                          Raw materials            $1,317,644      1,393,975
                          Work-in-process             873,840        842,577
                          Finished goods            1,151,929        954,108
                                                   ----------     ----------
                                                   $3,343,413      3,190,660
                                                   ==========     ==========
(3)  Segment Data
-----------------

Business segment sales and operating income (loss) for the three months ended March 31, 2002 and 2001 and assets at March 31, 2002 and December 31, 2001 are as follows:

                                                           2002              2001
                                                           ----              ----
     Net sales to unaffiliated customers:
         Swiss American Sausage Division                $ 8,177,597       6,413,644
         Royal-Angelus Macaroni Division                  1,594,463       1,325,037
                                                        -----------      ----------
              Total net sales                           $ 9,772,060       7,738,681
                                                        ===========      ==========

     Operating income (loss):
         Swiss American Sausage Division                $   208,098         324,933
         Royal-Angelus Macaroni Division                    (91,826)       (173,653)
         Corporate                                           42,891           1,608
                                                        -----------      ----------
              Operating income                          $   159,163         152,888
                                                        ===========      ==========

     Identifiable assets:
         Swiss American Sausage Division                $18,934,751      18,428,801
         Royal-Angelus Macaroni Division                  4,061,943       4,328,435
         Corporate                                          581,707         636,596
                                                        -----------      ----------
              Total assets                              $23,578,401      23,393,832
                                                        ===========      ==========

(4)  Earnings per Share
-----------------------

Basic earnings per share are net earnings divided by the weighted average number of common shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used in the diluted loss calculations for the following periods because their effect was antidilutive.

                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                             2002           2001
                                                             ----           ----
Net earnings                                            $      55,706         9,866
                                                        =============    ==========
Weighted average number of shares                           3,099,362     3,043,882
Incremental shares for options                                      -             -
                                                        -------------    ----------
Weighted average plus incremental shares                    3,099,362     3,043,882
                                                        =============    ==========
Basic earnings (loss) per share                         $         .02           .00
                                                        =============    ==========
Diluted earnings (loss) per share                       $         .02           .00
                                                        =============    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations              Three Months Ended
---------------------
                                          March 31,
                                  ---------------------
     (Unaudited)                  2002             2001
                                  ----             ----
                                  (amounts in thousands)
Net sales by division:
    Swiss American               $8,178            $6,414
    Royal-Angelus                 1,594             1,325
                                 ------            ------

                Total            $9,772            $7,739
                                 ======            ======

Sales in thousands of
  pounds by division:
    Swiss American                5,427             4,532
    Royal-Angelus                 2,814             2,659

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

Swiss American Sausage Co. Meat Division
----------------------------------------

Sales by the processed meat division increased about 28% in dollars and 20% in pounds in the 1st three months of 2002 over the same period in 2001. Sales in dollars increased proportionately more than in pounds because of higher selling prices to reflect meat price increases. Swiss operated at a $208,098 profit in the 1st quarter of 2002 compared to a $324,933 profit for the 1st quarter of 2001. Reduced profits were caused by lower margins resulting primarily from higher insurance and maintenance costs.

Royal-Angelus Macaroni Company Pasta Division
---------------------------------------------

The pasta division's sales increased about 20% in dollars and 6% in pounds in the 1st quarter of 2002 compared to the 1st quarter of 2001. The percentage increases were higher in dollars than in pounds because of a reduced proportion of lower price-per-pound bulk sales and higher selling prices to reflect higher flour costs. Royal operated at a $91,826 loss for the 1st quarter of 2002 compared to a $173,653 loss for the 1st quarter of 2001. Sales and operating results were both adversely affected by competition resulting from increased industry capacity, but increased sales resulted in a reduced loss because of the increase in plant utilization. Royal is continuing to seek personnel experienced in pasta sales and production and to aggressively pursue sales opportunities.

The Company
-----------

Company net sales were up about 26% and the Company realized net earnings of $55,706 in the 1st quarter of 2002 compared to $9,866 for the 1st quarter of 2001. Both divisions contributed to the increased sales and the decreased loss at Royal produced the improvement in net earnings. The Company's gross profit margin for the 1st quarter of 2002 was 9.8% compared to 11.8% a year ago. The Company's margin decreased because Swiss's margin decreased primarily as the result of increased insurance and maintenance costs, with Royal's margin up as a result of sales increasing proportionately more than production costs.

General and administrative expenses were up about $60,000 for the 1st quarter of 2002 compared to the same period in 2001 because of recovery of a doubtful account in the 1st quarter of 2001 versus an increased reserve for doubtful accounts in 2002, reduced by lower health benefit costs. Distribution expenses were down about $20,000 in spite of increased sales because of reduced advertising and salesman expenses partially offset by higher freight and insurance. Net interest expense decreased about $70,000 primarily because of lower interest rates, augmented by slightly lower total debt, despite slightly higher borrowings under the bank line of credit in the 1st quarter of 2002 versus the 1st quarter of 2001.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement which expired March 31, 2002. Negotiations to renew the agreement are progressing normally. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement which expires September 29, 2002. There has been no significant labor unrest at the Company's plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources
-------------------------------

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank's "Base Rate." The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of inventories plus 80% of receivables, with a limit of $1,500,000 for inventories, determined monthly. At March 31, 2002 the "Base Rate" was 4.75% per annum, 30% of inventories plus 80% of receivables was $3,592,225 and the Company had $3,592,225 of borrowings under the bank line of credit.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company's meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 1.5% per annum at March 31, 2002. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

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

All parts of the credit facility are secured by substantially all of the Company's assets, including accounts receivable, inventory, equipment and fixtures, the Company's two Chino buildings and the new meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, disposal of assets, borrowing, granting security interests, and changes of management and, as modified for 2002, requires a tangible net worth greater than $8,500,000, increasing to $8,900,000 at June 30, 2002 and by $200,000 each quarter thereafter; working capital not less than negative $625,000 increasing to negative $400,000 at June 30, 2002, negative $200,000 at September 30, 2002 and $0 at December 31, 2002; debt service coverage not less than 1.3; and quarterly dividends not exceeding the net income of the prior quarter. The Company was not in default under any of the covenants at March 31, 2002 and expects to be in compliance with all covenants at June 30, September 30, and December 31, 2002.

Cash decreased $152,234 in the 1st quarter of 2002 compared to a $46,686 decrease in the 1st quarter of 2001. Operating activities provided $422,521 of cash primarily from net earnings, depreciation and amortization and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventories and prepaid expenses. Accounts receivable and inventories increased because of increased sales. Investing activities used $56,432 of cash for modest additions to property and equipment, and financing activities used $518,323 of cash for payments on long term debt and the capital lease obligation and repayments of the bank line of credit.

Commitments and Contingencies
-----------------------------

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods as of December 31, 2001. The lease payments are estimates because they are proportional to pounds of a product sold.

                                                               Year Ended December 31,
                                             ------------------------------------------------------------
    (amounts in thousands)        Totals     2002     2003      2004      2005       2006      Thereafter
                                  ------     ----     ----      ----      ----       ----      ----------
Long-Term Debt                    $6,891      495      504       504       435        341           4,612
Capital Lease Obligation             567      113      113       113       113        115             -0-
                                  ------      ---      ---       ---       ---        ---           -----
Totals                            $7,458      608      617       617       548        456           4,612

The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt. The 1st quarter usually requires higher cash expenditures than any other quarter because of annual retirement benefit contributions and initial insurance premiums.

The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank's previous over-advances under the line of credit, waiver of defaults under the financial covenants and modifications of the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank's waiver of such a default affects the bank's power to cause the credit facility to be in default and require that it be restructured or refinanced.

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

New Accounting Standards
------------------------

The Financial Accounting Standards Board in June 2001 issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" applicable to business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003 and in August 2001 issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. These standards are adopted by the Company as they become effective and, in the opinion of management, have not had and will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company's interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $4,000,000 plus $1,500,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $55,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION

Common Stock Repurchase and Sale
--------------------------------

During the 1st three months of 2002, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 2002, the Company sold 15,278 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.42 per share. From inception of the Plan through March 31, 2002, employees have purchased a total of 626,340 shares.

American Stock Exchange Listing
-------------------------------

The Company's common stock trades on the American Stock Exchange under the ticker symbol "PZA".

Cash Dividends Paid
-------------------

No cash dividend was paid in the 1st quarter of 2002.

Management Stock Transactions
-----------------------------

No purchases or sales of the Company's common stock by officers or directors were reported during the 1st quarter of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are filed with this report.

(b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2002                             PROVENA FOODS INC.


                                                 By /s/ Thomas J. Mulroney
                                                   -----------------------------
                                                        Thomas J. Mulroney
                                                        Vice President and
                                                      Chief Financial Officer