Form 10-Q
period 2002-06-30
PROVENA FOODS INC
filed 2002-07-31
CIK 814139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002

Commission File Number 1-10741

PROVENA FOODS INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2782215 (I.R.S. employer identification number)

5010 Eucalyptus Avenue, Chino, California (Address of principal executive offices)	91710 (Zip Code)

(909) 627-1082
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of business of the period covered by this report was:

Common Stock 3,117,688

PROVENA FOODS INC.

Form 10-Q Report for the Second Quarter Ended June 30, 2002

ii

PART I.    FINANCIAL INFORMATION

Item I.     Financial Statements

PROVENA FOODS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$8,903,207	7,905,495	18,675,267	15,644,176
Cost of sales	7,931,036	7,237,991	16,741,882	14,062,144

Gross profit	972,171	667,504	1,933,385	1,582,032
Operating expenses:
Distribution	302,719	290,359	607,735	614,362
General and administrative	440,959	392,598	937,994	830,235

Operating income (loss)	228,493	(15,453)	387,656	137,435
Interest expense, net	(137,949)	(174,401)	(261,715)	(368,765)
Other income, net	59,080	44,420	116,389	103,362

Earnings (loss) before income taxes	149,624	(145,434)	242,330	(127,968)
Income tax expense (benefit)	56,857	(46,800)	93,857	(39,200)

Net earnings (loss)	$92,767	(98,634)	148,473	(88,768)

Earnings (loss) per share:
Basic	$.03	(.03)	.05	(.03)

Diluted	$.03	(.03)	.05	(.03)

Shares used in computing earnings (loss) per share:
Basic	3,113,228	3,056,878	3,106,333	3,050,416

Diluted	3,113,228	3,056,878	3,106,333	3,050,416

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$81,392	206,777
Accounts receivable, less allowance for doubtful accounts of $37,225 at 2002 and $0 at 2001	3,120,480	3,238,935
Inventories	3,497,768	3,190,660
Prepaid expenses	114,294	12,443
Deferred tax assets	106,203	106,203

Total current assets	6,920,137	6,755,018

Property and equipment, net	15,783,095	16,128,662
Other assets	185,031	181,268
Deferred tax assets, net of current	142,057	328,884

	$23,030,320	23,393,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,600,555	4,000,000
Current portion of long-term debt	495,285	495,285
Current portion of capital lease obligation	113,200	113,200
Accounts payable	1,327,428	1,362,058
Accrued liabilities	1,350,759	1,229,273
Deferred tax liability	46,394	46,394
Income taxes payable	97,000	—

Total current liabilities	7,030,621	7,246,210

Long-term debt, net of current portion	6,109,589	6,395,906
Capital lease obligation, net of current portion	403,028	453,628
Deferred tax liability, net of current	416,802	416,802
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,117,688 at 2002 and 3,089,516 at 2001	5,023,860	4,983,339
Retained earnings	4,046,420	3,897,947

Total shareholders’ equity	9,070,280	8,881,286

	$23,030,320	23,393,832

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$148,473	$(88,768)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	400,018	367,787
Change in allowance for doubtful accounts	37,225	(26,000)
Decrease (increase) in accounts receivable	81,230	(36,408)
Increase in inventories	(307,108)	(809,016)
Increase in prepaid expenses	(101,851)	(31,984)
Decrease in income taxes receivable	—	336,597
Decrease (increase) in other assets	(3,763)	186
Increase (decrease) in accounts payable	(34,630)	39,418
Increase (decrease) in accrued liabilities	121,486	(42,134)
Increase in income taxes payable	97,000	800
Decrease in deferred tax assets	186,827	—

Net cash provided by (used in) operating activities	624,907	(289,522)

Cash flows from investing activities:
Additions to property and equipment	(54,451)	(119,397)

Net cash used in investing activities	(54,451)	(119,397)

Cash flows from financing activities:
Payments on long term debt	(286,317)	(289,011)
Payments on capital lease obligation	(50,600)	—
Proceeds from (repayments of) line of credit	(399,445)	791,079
Proceeds from sale of capital stock	40,521	48,288
Cash dividends paid	—	(183,304)

Net cash provided by (used in) financing activities	(695,841)	367,052

Net decrease in cash and cash equivalents	(125,385)	(41,867)
Cash and cash equivalents at beginning of period	206,777	88,585

Cash and cash equivalents at end of period	$81,392	$46,718

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$261,715	$370,423
Income taxes	$(101,970)	$(335,797)

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001

(1)    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

(2)    Inventories

Inventories at June 30, 2002 and December 31, 2001 consist of:

	2002	2001
Raw materials	$1,214,274	1,393,975
Work-in-process	817,138	842,577
Finished goods	1,466,356	954,108

	$3,497,768	3,190,660

(3)    Segment Data

Business segment sales and operating income (loss) for the three months and six months ended June 30, 2002 and 2001 and assets at June 30, 2002 and December 31, 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales to unaffiliated customers:
Swiss American Sausage division	$7,580,949	6,731,246	15,758,546	13,144,890
Royal-Angelus Macaroni division	1,322,258	1,174,249	2,916,721	2,499,286

Total sales	$8,903,207	7,905,495	18,675,267	15,644,176

Operating income (loss):
Swiss American Sausage division	$332,871	160,766	540,969	485,699
Royal-Angelus Macaroni division	(161,659)	(175,965)	(253,485)	(349,618)
Corporate	57,281	(254)	100,172	1,354

Operating income (loss)	$228,493	(15,453)	387,656	137,435

	June 30, 2002	December 31, 2001
Identifiable assets:
Swiss American Sausage division	$18,495,275	18,428,801
Royal-Angelus Macaroni division	4,087,674	4,328,435
Corporate	447,371	636,596

Total assets	$23,030,320	23,393,832

(4)    Earnings (Loss) per Share

Basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used for all periods presented in the following calculations because their exercise price is substantially above market and their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings (loss)	$92,767	(98,634)	48,473	(88,768)

Weighted average number of shares	3,113,228	3,056,878	3,106,333	3,050,416
Incremental shares for options	—	—	—	—

Weighted average plus incremental shares	3,113,228	3,056,878	3,106,333	3,050,416

Basic earnings (loss) per share	$.03	(.03)	.05	(.03)

Diluted earnings (loss) per share	$.03	(.03)	.05	(.03)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
	(amounts in thousands)
Net sales by division:
Swiss American	$7,581	$6,731	$15,758	$13,145
Royal-Angelus	1,322	1,174	2,917	2,499

Total	$8,903	$7,905	$18,675	$15,644

Sales in thousands of pounds by division:
Swiss American	5,094	4,409	10,521	8,941
Royal-Angelus	2,519	2,428	5,333	5,087

Forward-Looking Statements

The following discussion may contain “forward-looking statements” that express or imply expectations of future performance, developments or occurrences. Actual events may differ materially from these expectations due to uncertainties relating to the economy, competition, demand, commodities, credit markets, energy supplies and other factors.

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased about 20% in dollars and 18% in pounds in the 1st six months of 2002 and increased 13% in dollars and 16% in pounds in the 2nd quarter of 2002, compared to the same periods of 2001. Differences in the percent increases in dollars versus pounds resulted from changes in selling prices in response to meat prices which increased during the 1st six months of 2001 but decreased during the 1st six months of 2002. Swiss operated at a $540,969 profit for the 1st six months of 2002 compared to a $485,699 profit for the 1st six months of 2001, and at a $332,871 profit for the 2nd quarter of 2002 compared to a $160,766 profit for the 2nd quarter of 2001. The profit improvement resulted from increased sales, with margins slightly lower during the 1st six months because of higher insurance and maintenance costs but higher during the 2nd quarter because of declining meat prices, comparing the same periods of 2002 to 2001.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 17% in dollars and 5% in pounds in the 1st half of 2002 and increased 13% in dollars and 4% in pounds in the 2nd quarter of 2002, compared to the same periods of 2001. The percent increases were higher in dollars than in pounds because of higher selling prices reflecting higher flour costs. Royal operated at a $253,485 loss for the 1st half of 2002 compared to a $349,618 loss for 1st half of 2001 and a $161,659 loss for the 2nd quarter of 2002 compared to a $175,965 loss for the 2nd quarter of 2001. Sales and operating results continue to be adversely affected by competition resulting from increased industry capacity, but increased sales and higher margins resulted in reduced losses. Margins were higher because of improved pricing and plant utilization. Royal is continuing to seek personnel experienced in pasta sales and production, to aggressively pursue sales opportunities and to further improve margins.

The Company

Company sales were up 19% in the 1st half of 2002 compared to the 1st half of 2001 and were up 13% in the 2nd quarter of 2002 compared to the 2nd quarter of 2001. The Company realized net earnings of $148,473 for the 1st half of 2002 compared to a net loss of $88,768 a year ago and net earnings of $92,767 for the 2nd quarter of 2002 compared to a net loss of $98,634 a year ago. Both divisions contributed to the increased sales and improved results. The Company’s gross margins for the 1st half and 2nd quarter of 2002 were 10.4% and 10.9%, respectively, compared to 10.1% and 8.4% a year ago. The Company’s margins increased slightly in the 1st half because Royal’s margins increased, with Swiss’s margins down slightly because of increased insurance and maintenance costs incurred in the 1st quarter of 2002. Higher margins at both divisions resulted in higher Company margins in the 2nd quarter of 2002.

General and administrative expense was up about $108,000 for the 1st half of 2002 and up about $48,000 in the 2nd quarter of 2002, compared to the same periods in 2001. The increases were primarily from increased health benefit costs and bad debt expense. Distribution expense was down about $7,000 for the 1st half and up about $12,000 for the 2nd quarter as reductions in advertising and salesman expenses either exceeded or fell short of increases in freight and insurance. Net interest expense decreased about $107,000 for the 1st half of 2002 and decreased about $36,000 for the 2nd quarter of 2002 because of lower borrowings under the bank line of credit, lower long-term debt outstanding and lower interest rates on the Company’s debt. Other income increased in part because of increased rental income at Royal.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement which expires April 2, 2006. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement which expires September 29, 2002. There has been no significant labor unrest at the Company’s plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 1.75% over the bank’s “Base Rate.” The variable rate reduces to 0.75% over the Base Rate if working capital exceeds $50,000 and tangible net worth exceeds $8,750,000. The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of inventories plus 80% of receivables, with a limit of $1,000,000 for inventories, determined monthly. At June 30, 2002 the “Base Rate” was 4.75% per annum, 30% of inventories was $1,049,330 limited to $1,000,000 and 80% of receivables was $2,496,384 for a total maximum of $3,496,384 and the Company had $3,600,555 of borrowings under the bank line of credit, representing a $104,171 over-advance.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company’s meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate—1.25% per annum at June 30, 2002. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

Also as part of the credit facility, the bank made four loans to the Company for the meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank’s “Base Rate”; September 1999, $1,200,000, 7 year, bank’s “Base Rate” plus 0.25%; and December 1999, $414,788, 5 year, bank’s “Base Rate” plus 0.75%.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $8,900,000, increasing by $200,000 each quarter after June 30, 2002; working capital not less than negative $425,000 increasing by $200,000 each quarter after June 30, 2002; debt service coverage not less than 1.3; and quarterly dividends not exceeding the net income of the prior quarter. The Company was in compliance with the covenants at June 30, 2002 and expects to be in compliance with all covenants at September 30 and December 31, 2002.

Cash decreased $125,385 in the 1st half of 2002 compared to a $41,867 decrease in the 1st half of 2001. Operating activities provided $624,907 of cash primarily from net earnings, depreciation and amortization, increases in accrued liabilities and income taxes payable and decreases in accounts receivable and deferred tax assets, partially offset by increases in inventories and prepaid expenses. Inventories increased as a result of increased sales. Investing activities used $54,451 of cash for modest additions to property and equipment, and financing activities used $695,841 of cash for payments on long term debt and the capital lease obligation and repayments of the bank line of credit.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods. The lease payments are estimates because they are proportional to pounds of a product sold.

	Totals	Six Months Ended December 31, 2002	Year Ended December 31,				Thereafter
			2003	2004	2005	2006
	(amounts in thousands)
Long-Term Debt	$6,605	209	504	504	435	341	4,612
Capital Lease Obligation	516	62	113	113	113	115	-0-

Totals	$7,121	271	617	617	548	456	4,612

The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt.

The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank’s previous over-advances under the line of credit, waivers in prior years of defaults under the financial covenants and modifications of the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank’s waiver of such a default affects the bank’s power to cause the credit facility to be in default and require that it be restructured or refinanced. The Company was in compliance with the financial covenants at June 30, 2002.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and indicated that a “critical accounting policy” is one which is both important to the portrayal of the registrant’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical for the Company is determining the allowance for doubtful accounts because of the risk of failing to foresee a major credit loss, and inventory valuation when inventory cost may exceed fair value less cost to sell because of the difficulty of determining the latter.

New Accounting Standards

The Financial Accounting Standards Board in June 2001 issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” applicable to business combinations initiated after June 30, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003; in August 2001 issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002; and in April 2002 issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective May 15, 2002. These standards are adopted by the Company as they become effective and, in the opinion of management, have not had and will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $3,700,000 plus $1,600,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $53,000.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

No significant litigation.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Tuesday, April 30, 2002, at 11:00 a.m. at the Company’s principal office. Shareholders representing 2,393,696 or 77.5% of the 3,089,516 shares entitled to vote were present in person or by proxy, with 23,942 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

Nominee	For	Withheld	Without Authority
John D. Determan	2,388,696	–0–	5,000
Theodore L. Arena	2,388,696	–0–	5,000
Ronald A. Provera	2,387,096	1,600	5,000
Santo Zito	2,387,096	1,600	5,000
Thomas J. Mulroney	2,388,696	–0–	5,000
Louis A. Arena	2,388,696	–0–	5,000
Joseph W. Wolbers	2,387,096	1,600	5,000
John M. Boukather	2,388,696	–0–	5,000

Item 5.     Other Information

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st half of 2001 under its stock repurchase program.

During the 1st half of 2002, the Company sold 28,172 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.44 per share. From inception of the Plan through June 30, 2002, employees have purchased a total of 639,234 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st six months of 2002.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 2nd quarter of 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b)  No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENA FOODS

By:	/s/ THOMAS J. MULRONEY
Thomas J. Mulroney Vice President and Chief Financial Officer
Date: July 27, 2002