Form 10-Q/A
period 2002-06-30
PROVENA FOODS INC
filed 2002-08-15
CIK 814139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT TO

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

Commission File Number 1-10741

PROVENA FOODS, INC.
(Exact name of registrant as specified in its charter)

California	95-2782215
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5010 Eucalyptus Avenue, Chino, California	91710
(Address of principal executive offices)	ZIP Code

(909) 627-1082
(Registrant’s telephone number, including area code)

Amendment

Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, heretofore filed, is hereby amended by changing Item 6 (a) to read:

(a)    The only exhibit filed with this report (as amended) is Exhibit 99.1 Certifications of Chief Executive Officer and Chief Financial Officer

and by adding said exhibit.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	PROVENA FOODS INC. By: /s/ Thomas J. Mulroney Thomas J. Mulroney Vice President and Chief Financial Officer