Form 10-Q
period 2002-09-30
PROVENA FOODS INC
filed 2002-10-30
CIK 814139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Commission File Number 1-10741

PROVENA FOODS INC.
(Exact name of registrant as specified in its charter)

California	95-2782215
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5010 Eucalyptus Avenue, Chino, California	91710
(Address of principal executive offices)	(ZIP Code)

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

Yes  ☒    No  ☐

The number of shares of Provena Foods Inc. Common Stock outstanding as of the close of the period covered by this report was:

Common Stock        3,131,646

PROVENA FOODS INC.

FORM 10-Q REPORT

For the Third Quarter Ended September 30, 2002

ii

PART I.    FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$9,725,909	9,757,489	28,401,176	25,401,665
Cost of sales	8,372,080	9,335,728	25,113,962	23,397,872

Gross profit	1,353,829	421,761	3,287,214	2,003,793
Operating expenses:
Distribution	309,689	295,615	917,424	909,977
General and administrative	569,373	410,822	1,507,367	1,241,057

Operating income (loss)	474,767	(284,676)	862,423	(147,241)
Interest expense, net	(157,705)	(174,755)	(419,419)	(543,520)
Other income, net	61,604	69,127	177,993	172,489

Earnings (loss) before income taxes	378,666	(390,304)	620,997	(518,272)
Income tax expense (benefit)	150,000	(151,800)	243,857	(191,000)

Net earnings (loss)	$228,666	(238,504)	377,140	(327,272)

Earnings (loss) per share:
Basic	$.07	(.08)	.12	(.11)

Diluted	$.07	(.08)	.12	(.11)

Shares used in computing earnings (loss) per share:
Basic	3,126,630	3,070,451	3,113,173	3,057,167

Diluted	3,126,630	3,070,451	3,113,173	3,057,167

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$66,926	206,777
Accounts receivable, less allowance for doubtful accounts of $91,225 at 2002 and $0 at 2001	3,616,185	3,238,935
Inventories	3,270,815	3,190,660
Prepaid expenses	73,985	12,443
Prepaid tax	15,000	—
Deferred tax assets	106,203	106,203

Total current assets	7,149,114	6,755,018

Property and equipment, net	15,611,070	16,128,662
Other assets	237,714	181,268
Deferred tax assets, net of current	142,057	328,884

	$23,139,955	23,393,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,259,195	4,000,000
Current portion of long-term debt	495,285	495,285
Current portion of capital lease obligation	113,200	113,200
Accounts payable	1,561,271	1,362,058
Accrued liabilities	1,530,318	1,229,273
Deferred tax liability	46,394	46,394

Total current liabilities	7,005,663	7,246,210

Long-term debt, net of current portion	6,006,779	6,395,906
Capital lease obligation, net of current portion	394,446	453,628
Deferred tax liability, net of current	416,802	416,802
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,131,646 at 2002 and 3,089,516 at 2001	5,041,178	4,983,339
Retained earnings	4,275,087	3,897,947

Total shareholders’ equity	9,316,265	8,881,286

	$23,139,955	23,393,832

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$377,140	(327,272)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	603,365	547,838
Change in allowance for doubtful accounts	91,225	(39,000)
Increase in accounts receivable	(468,475)	(990,256)
Increase in inventories	(80,155)	(759,135)
Increase in prepaid expenses	(61,542)	(1,436)
Increase in prepaid tax	(15,000)	—
Decrease in income taxes receivable	—	185,597
Increase (decrease) in other assets	(56,446)	4,279
Increase in accounts payable	199,213	501,972
Increase in accrued liabilities	301,045	366,726
Decrease in deferred tax assets	186,827	—

Net cash provided by (used in) operating activities	1,077,197	(510,687)

Cash flows from investing activities:
Additions to property and equipment	(85,773)	(344,525)

Net cash used in investing activities	(85,773)	(344,525)

Cash flows from financing activities:
Payments on long-term debt	(389,128)	(334,087)
Payments on capital lease obligation	(59,181)	—
Proceeds from (repayments of) line of credit	(740,805)	1,261,226
Proceeds from sale of capital stock	57,839	73,710
Cash dividends paid	—	(183,304)

Net cash provided by (used in) financing activities	(1,131,275)	817,545

Net decrease in cash and cash equivalents	(139,851)	(37,667)
Cash and cash equivalents at beginning of period	206,777	88,585

Cash and cash equivalents at end of period	$66,926	50,918

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$414,069	544,102
Income taxes	$72,030	(376,597)

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2002 and 2001

(1)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

(2)  Inventories

Inventories at September 30, 2002 and December 31, 2001 consist of:

	2002	2001
Raw materials	$1,135,826	1,393,975
Work-in-process	702,345	842,577
Finished goods	1,432,644	954,108

	$3,270,815	3,190,660

(3)  Segment Data

Business segment sales and operating income (loss) for the three months and nine months ended September 30, 2002 and 2001 and assets at September 30, 2002 and December 31, 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales to unaffiliated customers:
Swiss American Sausage division	$8,377,048	8,331,471	24,135,594	21,476,361
Royal-Angelus Macaroni division	1,348,861	1,426,018	4,265,582	3,925,304

Total sales	$9,725,909	9,757,489	28,401,176	25,401,665

Operating income (loss):
Swiss American Sausage division	$646,299	(176,155)	1,187,268	309,544
Royal-Angelus Macaroni division	(181,148)	(100,938)	(434,633)	(450,556)
Corporate	9,616	(7,583)	109,788	(6,229)

Operating income (loss)	$474,767	(284,676)	862,423	(147,241)

	September 30, 2002	December 31, 2001
Identifiable assets:
Swiss American Sausage division	$18,770,772	18,428,801
Royal-Angelus Macaroni division	3,982,921	4,328,435
Corporate	386,262	636,596

Total assets	$23,139,955	23,393,832

(4)  Earnings (Loss) per Share

Basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used in the calculations for the following periods because their effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings (loss)	$228,666	(238,504)	377,140	(327,272)

Weighted average number of shares	3,126,630	3,070,451	3,113,173	3,057,167
Incremental shares for options	—	—	—	—

Weighted average plus incremental shares	3,126,630	3,070,451	3,113,173	3,057,167

Basic earnings (loss) per share	$.07	(.08)	.12	(.11)

Diluted earnings (loss) per share	$.07	(.08)	.12	(.11)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)
	(amounts in thousands)
Net sales by division:
Swiss American	$8,377	$8,331	$24,135	$21,476
Royal Angelus	1,349	1,426	4,266	3,926

Total	$9,726	$9,757	$28,401	$25,402

Sales in thousands of pounds by division:
Swiss American	5,985	5,279	16,506	14,220
Royal Angelus	2,577	2,969	7,910	8,056

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased 12% in dollars and 16% in pounds in the 1st nine months of 2002 and were essentially the same in dollars but increased 13% in pounds in the 3rd quarter of 2002, compared to the same periods of 2001. Sales in pounds increased proportionately more than in dollars because of lower selling prices reflecting lower meat costs. Swiss operated at a $1,187,268 profit for the 1st nine months of 2002 compared to a $309,544 profit for the 1st nine months of 2001, and at a $646,299 profit for the 3rd quarter of 2002 compared to a $176,155 loss for the 3rd quarter of 2001. The profit improvements resulted from a combination of increased sales and favorable meat cost fluctuations. Meat costs were predominately lower and decreasing during 2002 as opposed to higher and increasing during the 1st nine months of 2001.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 9% in dollars but decreased 2% in pounds in the 1st nine months of 2002 and decreased 5% in dollars and 13% in pounds in the 3rd quarter of 2002, compared to the same periods of 2001. Sales in pounds decreased without commensurate decreases in dollars because of higher selling prices reflecting higher flour costs. Royal operated at a $434,633 loss for the 1st nine months of 2002 compared to a $450,556 loss for the 1st nine months of 2001 and a $181,148 loss for the 3rd quarter of 2002 compared to a $100,938 loss for the 3rd quarter of 2001. The increased loss in the 3rd quarter of 2002 resulted from a combination of lower sales and lower gross margins compared to the same period of 2001. Royal continues to struggle as sales and operating results are adversely affected by competition resulting from increased industry capacity, and is intensifying its efforts to seek personnel experienced in pasta sales and production, to aggressively pursue sales opportunities and to improve margins.

The Company

Company sales were up 12% in the 1st nine months of 2002 compared to the 1st nine months of 2001 and were essentially the same in the 3rd quarter of 2002 compared to the 3rd quarter of 2001. The Company realized net earnings of $377,140 for the 1st nine months of 2001 compared to a net loss of $327,272 a year ago and net earnings of $228,666 for the 3rd quarter of 2002 compared to a net loss of $238,504 a year ago. Swiss accounted for substantially all of the increased sales and earnings. The Company’s gross margins for the 1st nine months and 3rd quarter of 2002 were 11.6% and 13.9%, respectively, compared to 7.9% and 4.3% a year ago. Swiss’s gross margins were higher for both periods, whereas Royal’s were higher for the nine months but lower for the 3rd quarter, all comparing periods in 2002 to the same periods in 2001. Swiss’s margins were higher because of increased sales and favorable meat cost fluctuations. Royal’s margins were higher for the 1st nine months because of higher average selling prices, but were lower for the 3rd quarter because of lower plant utilization on lower sales and higher flour costs.

General and administrative expense was up about $266,000 for the 1st nine months of 2002 and up about $159,000 in the 3rd quarter of 2002, compared to the same periods in 2001, due in part to increases in bad debt expense, health benefit costs, outside services and bank charges. Distribution expense was up about $7,000 for the 1st nine months and $14,000 for the 3rd quarter because of increased freight on increased sales and increased liability insurance expense, offset by lower salesman expense and advertising. Net interest expense decreased about $124,000 for the 1st nine months and $17,000 for the 3rd quarter of 2002 because of lower interest rates and lower borrowings. Other income increased for the 1st nine months in part because of increased rental income at Royal, but decreased for the 3rd quarter primarily because of reduced waste product sales at Swiss.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL_CIO, CLC under a collective bargaining agreement which expires April 2, 2006. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL_CIO, CLC under a collective bargaining agreement which expired September 29, 2002 and for which a four year extension has been negotiated, subject to ratification. There has been no significant labor unrest at the Company’s plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate which is 0.75% over the bank’s “Base Rate” if working capital exceeds $50,000 and tangible net worth exceeds $8,750,000 and 1.75% over the Base Rate otherwise. The variable rate decreased from 1.75% to 0.75% over the Base Rate on September 1, 2002. The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly. At September 30, 2002 the Base Rate was 4.75% per annum,

30% of inventories was $981,245 and 80% of eligible receivables was $2,851,148 for a total maximum of $3,823,393 and the Company had $3,259,195 of borrowings outstanding under the bank line of credit.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company’s meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate—1.7% per annum at September 30, 2002. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $8,900,000, increasing by $200,000 each quarter after June 30, 2002; working capital not less than negative $425,000 increasing by $200,000 each quarter after June 30, 2002; debt service coverage not less than 1.3; and quarterly dividends not exceeding the net income of the prior quarter. The Company was in compliance with the covenants at September 30, 2002 and expects to be in compliance with all covenants at December 31, 2002.

Cash decreased $139,851 in the 1st nine months of 2002 compared to a $37,667 decrease in the 1st nine months of 2001. Operating activities provided $1,077,197 of cash primarily from net earnings, depreciation and amortization, increases in accounts payable, accrued liabilities and income taxes payable and a decrease in deferred tax assets, partially offset by an increase in accounts receivable and smaller increases in inventories, prepaid expenses, prepaid taxes and other assets. Accounts receivable and inventories increased as a result of increased sales. Investing activities used $85,773 of cash for modest additions to property and equipment, and financing activities used $1,131,275 of cash for payments on long term debt and the capital lease obligation and repayments of the bank line of credit.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods. The lease payments are estimates because they are proportional to pounds of a product sold.

	Three Months Ending December 31,		Year Ending December 31,				Thereafter
	Totals	2002	2003	2004	2005	2006
	(amounts in thousands)
Long-Term Debt	$6,605	106	504	504	435	341	4,612
Capital Lease Obligation	516	34	113	113	113	115	-0-

Totals	$7,121	140	617	617	548	456	4,612

The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt.

The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank’s previous over-advances under the line of credit, waivers in prior years of defaults under the financial covenants and modifications of the financial covenants. That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default. As a result, neither a default under a financial covenant nor the bank’s waiver of such a default affects the bank’s power to cause the credit facility to be in default and require that it be restructured or refinanced. The Company was in compliance with the financial covenants at September 30, 2002.

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

New Accounting Standards

The Financial Accounting Standards Board in June 2001 issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” applicable to business combinations initiated after June 30, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003; in August 2001 issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002; in April 2002 issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of

FASB Statement No. 13, and Technical Corrections” effective May 15, 2002; and in July 2002 issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective December 31, 2002. These standards are adopted by the Company as they become effective and, in the opinion of management, have not had and will not have a material effect on the Company’s financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $3,200,000 plus $1,400,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $46,000.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing of this report and have concluded that: there are no significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data; there are no material weaknesses in internal controls; and, there is no fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls. There have not been any changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No significant litigation.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st nine months of 2002 under its stock repurchase program.

During the 1st nine months of 2002 the Company sold 42,130 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.37 per share. From inception of the Plan through September 30, 2002, employees have purchased a total of 653,192 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st nine months of 2002.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 3rd quarter of 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  The only exhibit filed with this report is Exhibit 99.1 — Section 906 Certification.

(b)  No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2002	PROVENA FOODS INC.

	By	Thomas J. Mulroney
Vice President and Chief Financial Officer

SECTION 302 CERTIFICATIONS

I, Theodore L. Arena, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Provena Foods Inc. (the “Company”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the Company and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s Board of Directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 26, 2002

Theodore L. Arena, Chief Executive Officer

I, Thomas J. Mulroney, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Provena Foods Inc. (the “Company”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.    The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s Board of Directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud. whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 26, 2002

Thomas J. Mulroney, Chief Financial Officer

EXHIBIT 99.1 — SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Provena Foods Inc. (the “Company”), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q for the period September 30, 2002, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:    October 26, 2002

Theodore L. Arena, Chief Executive Officer

Thomas J. Mulroney, Chief Financial Officer