Form 10-K
period 2002-12-31
PROVENA FOODS INC
filed 2003-03-10
CIK 814139

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

          The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of February 22, 2003 was $3,631,942.

          The number of shares of Provena Foods Inc. Common Stock outstanding on February 22, 2003 was 3,158,210.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

PROVENA FOODS INC.

2002 FORM 10-K ANNUAL REPORT

-ii-

PART I

ITEM 1.  BUSINESS

General

          Provena Foods Inc. (the “Company”) is a California-based specialty food processor engaged in the supply of food products to other food processors, distributors and canners.  Its primary products are pepperoni and Italian-style sausage sold to frozen pizza processors, pizza restaurant chains and food distributors and dry pasta sold to food processors and canners, private label producers and food distributors. The Company’s products are sold throughout the United States but primarily in the Western United States.

          The Company’s meat processing business is conducted through the Swiss American Sausage Co. Division (“Swiss American” or “Swiss”), and its pasta business is conducted through the Royal-Angelus Macaroni Company Division (“Royal-Angelus” or “Royal”).  The Company acquired its present businesses between 1972 and 1975.  The predecessor of Swiss was founded in 1922 and the two predecessors to Royal, Royal Macaroni Company and Angelus Macaroni Mfg. Co., were founded in 1878 and 1946, respectively.  The Company was incorporated in 1972 in California with an initial capitalization of approximately $12,000.

          The Company’s competitive strategy is to emphasize providing products of predictable quality and consistency at competitive prices as well as prompt and reliable service.  The Company attempts to establish, refine and maintain procedures to assure that the Company’s products comply with its customers’ specifications and are delivered in a manner that will satisfy their delivery and production requirements.

          For financial information about each of the Company’s two divisions, see the segment data contained in Note 12 of Notes to Financial Statements.

Swiss American Sausage Co. Meat Division

          During the years ended December 31, 2002 and 2001, sales by Swiss accounted for 85.07% and 84.18%, respectively, of the Company’s net sales.  Swiss’s slightly higher proportion of Company sales in 2002 resulted from a modest increase in sales at Swiss and essentially flat sales at Royal.  The Company’s processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors.   Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets.  Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food.  The Company’s meat products are sold nationally, but most of its sales are made to customers located in the Western United States.  The Company also sells processed meat products to the U. S. Government.   The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

          Swiss competes with numerous producers of processed meats, many of which are larger and have greater financial resources than the Company.  Swiss’s competitors include large national meat packers such as Hormel Foods Corporation, as well as smaller regional meat processors.  Pizza processors that manufacture their own meat products diminish the market for Swiss’s products.  The Company competes in the meat processing business by emphasizing predictable quality and consistency.

          The meat processing activities of the Company are conducted at its meat plant in Lathrop, California.  The meat plant has an estimated theoretical production capacity of 46,000,000 pounds per year.  The Company also owns 2 acres of land adjacent to the plant to ensure a capability of expansion.  See ITEM 2.  PROPERTIES.

          The meat processing activities of Swiss are typified by its processing of pepperoni, its principal product, which consists of the following steps:  (i) the purchase of beef and pork trimmings with a guaranteed lean content; (ii) the blending of the meat into the Company’s meat product while carefully controlling the consistency and content of the product; (iii) the addition of spices and preservatives to the product; (iv) the extrusion of the product into sausage casings; (v) the oven cooking of the product in the casings; and (vi) the drying of the cooked product.   Throughout the production process, the Company subjects its meat products to quality control inspection for the purposes of satisfying U.S. Department of Agriculture regulations, meeting customer specifications and assuring a consistent quality of the products to the Company’s customers.

          In addition to pepperoni and sausage, the Company processes moderate amounts of other meat products, including meatballs, breaded meat patties and crumbles.  Crumbles are quick-frozen nuggets of a pre-cooked meat product, such as the sausage on a sausage pizza.  The crumbles line extrudes the ground and blended ingredients into nuggets which are cooked and quick-frozen in one continuous operation.  Breaded meat patties are produced on a line added in 2002, which forms, breads and cooks the patties.

Royal-Angelus Macaroni Company Pasta Division

          During the years ended December 31, 2002 and 2001, sales by Royal-Angelus accounted for 14,93% and 15.82%, respectively, of the Company’s net sales.  Royal’s lower proportion of Company sales in 2002 resulted from increased sales at Swiss and basically unchanged sales at Royal.  The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

          Royal’s food processor and canner customers use the Company’s pasta to produce retail products in which pasta is an ingredient, such as pasta salads, soups and entrees.  Royal’s private label customers are regional and national food suppliers that sell pasta under their own labels, purchased in bulk from the Company or packaged by the Company.  Royal’s food service distributor customers supply pasta to restaurants, institutional purchasers, and some retail establishments.  The Company also sells its pasta products to government agencies, the military, schools and other pasta manufacturers.

          The Company’s pasta products are produced at its production plant in Chino, California.  The Company also owns a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 2003.  An extension of the lease is currently being negotiated.  The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year.

          In the basic pasta production process, durum semolina flour is mixed with water and the mixture is extruded into one of many shapes, cut to the proper length, dried, packaged and shipped to the Company’s customers.  If required by the particular variety of pasta, a different flour is used or flour is blended with egg powder, vegetable powder or other ingredients before the water is added.  No preservatives are used in making pasta.

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

Patents, Trademarks and Licenses

          The Company owns no patents.  It owns the United States registered trademarks “Royal” with the crown design, “Vegeroni” and “Fortune” for use on pasta products and licenses from the Del Monte Company until 2009 the United States registered trademark “Capo di Monte” for use on meat products.  Registrations of the trademarks owned by the Company must be and are renewed from time to time.  These trademarks are used primarily on products intended for processors and restaurant  chains rather than consumers.  No substantial portion of the Company’s sales is dependent upon any Company trademark.

Commodity Price Fluctuations and Availability

          The Company contracts to sell its products at a fixed price for production and delivery in the future (generally four to six months or less).  The Company is, therefore, subject to the risk of price fluctuations with respect to its product ingredients from the time the Company contracts with its customers until the time the Company purchases the commodities used to fill the orders.  Prices for meat and flour, the Company’s major product ingredients, fluctuate widely based upon supply, market speculation, governmental trade and agricultural policies, and other unpredictable factors.

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

Effects of Inflation

          It is the Company’s general policy, subject to current competitive conditions, to pass on increases in costs of commodities used in production by increasing prices of the products it sells to its customers.  However, because the Company agrees on the price of its products to its customers in advance of purchasing the product ingredients, there may be a delay in passing on increasing commodity costs to customers, temporarily decreasing profit margins.  Competitive conditions may limit the Company’s ability to pass on commodity price increases to its customers, prolonging or increasing the adverse effect on profit margins.

Marketing and Distribution

          The Company’s processed meat and pasta products have been marketed primarily by the Company’s management personnel, food brokers, and four full-time salaried sales people.  Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.

Dependency on a Limited Number of Large Customers

          A substantial portion of the Company’s net sales has in recent years resulted from sales to a few customers.  See Note 12 of Notes to Financial Statements.  The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time.  The following table shows, by division and for the Company, the percentage of sales represented by the Company’s largest customers for the year ended December 31, 2002:

Division	Number of Customers	Division Sales%	Company Sales%

Swiss American	3	44%	38%
Royal-Angelus	1	10%	2%

Totals	4		40%

          The Company fills orders as they are received from its customers, normally within a few weeks or less, and does not have a meaningful backlog of orders for its products.  The Company carries significant inventories of its products for only a few major customers, and does not provide extended payment terms to customers.

Food Industry Risks

          The business of the Company is subject to the risks inherent in the food industry, including the risk that a food product or ingredient may be banned or its use limited or declared unhealthful, that product tampering or contamination will require a recall or reduce sales of a product, or that a product’s acceptability will diminish because of generally perceived health concerns or changes in consumer tastes.

Employees

          As of December 31, 2002, the Company employed 216 full-time employees, 156 in production at Swiss in Lathrop, California, 44 in production at Royal-Angelus in Chino, California, 7 in clerical and office functions, 4 in sales activities, and 5 in management activities.

          Swiss’s plant employees are represented by the United Food and Commercial Workers Union,Local 588, AFL-CIO, CLC under a collective bargaining agreement dated April 1, 2002 which expires April 2, 2006.  Royal’s plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2002 which expires September 30, 2006.  There has been no significant labor unrest at the division’s plants and the Company believes it has a satisfactory relationship with its employees.

Health Benefits

          The Company provides health insurance benefits to all of its employees and their dependents.  Its union employees are covered by a union-sponsored health insurance plan and the Company pays for a group health insurance plan for its non-union employees.

Regulation

          Food products purchased, processed and sold by the Company are subject to various federal, state and local laws and regulations, including the federal Meat Inspection Act and the Federal Food, Drug and Cosmetic Act.  Since January 25, 1999, the Company has complied with the U. S. Department of Agriculture’s Hazardous and Analysis Critical Control Points Program which enables the Company to self-inspect its meat products and production conditions and techniques.  As required by law, U.S. Department of Agriculture employees visit the Company’s plant to inspect meat products processed by the Company and to review the Company’s compliance with the program.  The Company is also subject to various federal, state and local regulations regarding workplace health and safety, environmental protection, equal employment opportunity and other matters.  The Company maintains quality control departments at both its Lathrop and Chino facilities for purposes of testing product ingredients and finished products to ensure the production of products of predictable quality and consistency, as well as compliance with applicable regulations and standards.

ITEM 2.  PROPERTIES

          The Company’s meat processing plant is an approximately 85,000 square foot facility located in Lathrop, California, constructed by the Company in 1999.  The estimated theoretical production capacity of the meat plant is 46,000,000 pounds per year.  The Company purchased an additional 2 acres of land adjacent to the new plant in 1999 to ensure a capability of expansion.

          The Company’s pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987.  In 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 2003.  An extension of the lease is currently being negotiated.  The Chino plant has a theoretical production capacity estimated at 30,000,000 pounds annually.

ITEM 3.  LEGAL PROCEEDINGS

          The Company, from time to time, is involved in routine claims and litigation incidental to its business.  Management believes that none will have a material adverse effect on the Company’s business, financial condition or liquidity.

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

Nominee	For	Withheld	Without Authority

John D. Determan	2,388,696	-0-	5,000
Theodore L. Arena	2,388,696	-0-	5,000
Ronald A. Provera	2,387,096	1,600	5,000
Santo Zito	2,387,096	1,600	5,000
Thomas J. Mulroney	2,388,696	-0-	5,000
Louis A. Arena	2,388,696	-0-	5,000
Joseph W. Wolbers	2,387,096	1,600	5,000
John M. Boukather	2,388,696	-0-	5,000

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company’s common stock is traded on the American Stock Exchange under the symbol “PZA”.  The following table sets forth high and low prices as traded on the American Stock Exchange:

		Quarter of Fiscal Year Ended December 31

		First	Second	Third	Fourth

2001	High	2.00	2.00	2.20	1.88
	Low	1.63	1.74	1.75	1.42
2002	High	1.60	1.75	1.45	1.39
	Low	1.00	1.22	1.05	1.00

The closing price on December 31, 2002 was $1.22.

Common Stock

          The Company’s Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value.  The Company is not authorized to issue any class or series of shares except shares of common stock.  At December 31, 2002 the Company had issued and outstanding 3,147,087 shares held by approximately 240 shareholders of record.  In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

          Holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.  The Company commenced paying quarterly cash dividends in March 1988 and paid a dividend every quarter through the second quarter of 2001.  A covenant under the Company’s credit facility with Comerica Bank-California limits quarterly dividends to quarterly earnings.  The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, compliance with the bank covenant and other factors deemed relevant by the Board.

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

          Shareholder communications regarding transfers, changes of address, missing dividends, lost certificates or similar matters should be directed to the Company’s transfer agent and registrar, Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016-3572, (800) 368-5948, www.rtco.com.

Common Stock Repurchase and Sales

          The Company has had an announced intention to repurchase shares of its common stock since January 11, 1988.  Currently, purchases are authorized up to the number of shares issued under the Company’s 1988 Employee Stock Purchase Plan.  Since January 1988 the Company has repurchased 220,985 shares at an average cost of $3.14 per share under its stock repurchase program, but the Company has not repurchased any shares under this program since 1995.  Purchases were made from time to time on the open market or in privately negotiated transactions.

          In addition, the Company must accept outstanding shares at fair market value in payment of the exercise price of options under the Company’s 1987 Incentive Stock Option Plan.  In 2002, the Company received no shares in payment of the exercise price of options.

          Under the Employee Stock Purchase Plan, in 2002 employees purchased 57,571 newly issued shares at an average price of $1.32 per share.  Employees have purchased a total of 668,633 shares under the plan through December 31, 2002, at an average price of $2.71 per share.  Employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and are accumulating at a rate of about $80,000 per year.

          No shares were purchased by exercise of Incentive Stock Options in 2002.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data presented below under the headings Statement of operations data and Balance sheet data as of and for each of the years in the five-year period ended December 31, 2002 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors.  The selected financial data should be read in conjunction with Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the balance sheets as of December 31, 2002 and 2001 and the statements of operations, shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2002, included in a separate section at the end of this report beginning on Page F-1.  Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands except per share data)
Statement of operations data:
Net Sales	$37,977	36,007	27,309	20,628	24,503
Cost of sales	33,571	33,295	25,535	20,371	21,794

Gross profit	4,406	2,712	1,774	257	2,709
Distribution, general and administrative expenses	3,239	2,897	2,638	2,651	2,253

Operating income (loss)	1,167	(185)	(864)	(2,394)	456
Interest income (expense), net	(522)	(690)	(746)	(175)	18
Other income, net	266	292	155	2,637	3,326

Earnings (loss) before income taxes	911	(583)	(1,455)	68	3,800
Income tax expense (benefit)	(353)	(313)	(577)	30	1,558

Net earnings (loss)	$558	(270)	(878)	38	2,242

Earnings (loss) per share
Basic	$.18	(.09)	(.29)	.01	.78

Diluted	$.18	(.09)	(.29)	.01	.77

Cash dividends paid per share	$—	.06	.12	.12	.12
Weighted average number of shares outstanding (1):
Basic	3,120	3,064	3,006	2,946	2,891
Diluted	3,120	3,064	3,006	2,961	2,924
Balance sheet data (end of period):
Working capital (deficit)	$253	(491)	307	1,878	3,261
Property and equipment (net)	15,587	16,129	16,101	16,119	7,602
Total assets	22,156	22,394	22,357	22,745	17,280
Long-term debt and capital lease obligation	6,277	6,850	6,885	7,330	4,000
Shareholders’ equity	9,515	8,881	9,238	10,338	10,479

(1) The Company sold shares under its employee stock purchase plan, sold shares under its incentive stock option plan, and    received shares in exercise of incentive stock options in the years as shown:

	2002	2001	2000	1999	1998

Purchase Plan Shares Sold	57,571	54,507	62,980	56,293	42,959
Incentive Option Shares Sold	—	—	—	2,638	10,000
Received in Exercise of Options	—	—	—	—	5,842

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth operating data for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002		2001		2000

	(Dollars in thousands)
Net sales	$37,977	100.0%	$36,007	100.0%	$27,309	100.0%
Cost of sales	33,571	88.4	33,295	92. 5	25,535	93.5

Gross profit	4,406	11.6	2,712	7.5	1,774	6.5
Distribution, general and administrative expenses	3,239	8.5	2,897	8.0	2,638	9.7

Operating income (loss)	1,167	3.1	(185)	(.5)	(864)	(3.2)
Interest expense, net	(522)	(1.4)	(690)	(1.9)	(746)	(2.7)
Other income, net	266.7		292.8		155.6

Earnings (loss) before income taxes	911	2.4	(583)	(1.6)	(1,455)	(5.3)
Income tax expense (benefit)	353.9		(313)	(.9)	(577)	(2.1)

Net earnings (loss)	$558	1.5%	$(270)	(.7)	$(878)	(3.2% )

Sales in thousands of pounds by division
Swiss American	22,257		19,959		14,910
Royal-Angelus	11,052		11,921		12,226

Forward-Looking Statements

          The following discussion may contain “forward-looking statements” that express or imply expectations of future performance, developments or occurrences.  Actual events may differ materially from these expectations due to uncertainties relating to the economy, competition, demand, commodities, credit markets, energy supplies and other factors.

Comparison of Years Ended December 31, 2002 and 2001

          In 2002, Company net sales of $37,977,000 were up 5.5% from 2001 sales of $36,007,000.  The increase in sales was attributable to the meat division, with pasta division sales essentially unchanged.

          The meat division’s sales were up about 7% in dollars and 12% in pounds and it operated at a $1,547,000 profit for 2002 compared to a $436,000 profit for 2001.  Swiss’s sales for the 4th quarter of 2002 were down 8% in both dollars and pounds from the 4th quarter of 2001, with no apparent cause.  The percentage increases for the year were less in dollars than in pounds because of decreases in selling prices reflecting lower meat costs.

          The year 2002 was Swiss’s third full year of operating its meat plant and Swiss has continued to increase its sales and improve its operating results since the plant was completed in 1999.  The 7% increase in sales dollars in 2002 is not as much of a leveling off as might first appear, because Swiss actually sold 12% more pounds of product in 2002 than in 2001 and sold it more profitably notwithstanding a weak economy.

          The pasta division’s sales decreased about 0.5% in dollars and 7% in pounds and it operated at a $525,000 loss in 2002 compared to a $616,000 loss in 2001.  The pasta division’s sales for the 4th quarter of 2002 were down 21% in dollars and 19% in pounds from the same quarter of 2001.  The percentage decreases for the year were lower in dollars than in pounds because of higher selling prices reflecting higher flour costs, but were slightly higher in dollars than in pounds for the 4th quarter because flour costs were marginally lower in the 4th quarter of 2002 compared to the 4th quarter of 2001.  The decline in sales in the 4th quarter of 2002 followed a surge in sales in the 4th quarter of 2001 and sales in pounds in the 4th quarter of 2002 were up 13% over the 4th quarter of 2000 although sales in dollars were down 3% because of lower flour costs.  Royal’s margins for the year and 4th quarter of 2002 were higher than a year ago, but Royal continues to struggle as sales and operating results are adversely affected by competition resulting from excess industry capacity.

          The Company’s gross profit for 2002 was $4,406,000 or 11.6% of net sales compared to $2,712,000 or 7.5% of net sales 2001.  Gross profit increased in dollars and as a percent of net sales primarily because of Swiss’s increased sales and efficiency, aided by Royal’s improved margins.  Distribution, general and administrative expenses for 2002 were up about 12% from 2001 on a 5.5% increase in sales.  Distribution expenses were up about $63,000, or only 5.2%, despite the 5.5% increase in Company sales and the 12% increase in Swiss’s sales in pounds, primarily because of increased freight and insurance offset by lower salesmen expense.  General and administrative expenses were up about $280,000 primarily due to increased officer and clerical compensation and profit sharing expense, increased expense for outside services and increased bad debt expense, partially offset by lower health benefit costs.

          Net interest expense decreased in 2002 from 2001 because of lower interest rates on lower borrowings.  Other income decreased in 2002 from 2001 because of reduced waste product sales at Swiss.

Comparison of Years Ended December 31, 2001 and 2000

          In 2001, sales of $36,007,000 were up 32% from 2000 sales of $27,309,000.  The increase in sales was attributable to the meat division, with pasta division sales down.

          The meat division’s sales were up about 41% in dollars and 34% in pounds and it operated at a $436,000 profit for 2001 compared to a $854,000 loss for 2000.  Swiss’s sales for the 4th quarter of 2001 were up 40% in dollars and 29% in pounds from the 4th quarter of 2000.  The percentage increases in dollars were greater than in pounds because of increases in selling prices to reflect higher meat prices.  The year 2001 was Swiss’s second full year of operating its new meat plant and Swiss has continued to increase its sales and improve its operating results.

          Swiss’s operations in 2000 were adversely affected by inefficiencies and transitional costs, exacerbated by increases in meat costs out-pacing increases in selling prices.  The inefficiencies were the result of the learning curve for new operators and new equipment.  The transitional costs were expenses of operating a new plant at a new location which diminish with time or do not recur.  Swiss increased its efficiency from 2000 to 2001, with production overhead up 32% on a 41% increase in sales, general and administrative expense up only 2.1% and distribution expense up only 1.2%.

          The pasta division’s sales decreased about 3% in dollars and 2% in pounds and it operated at a $616,000 loss in 2001 compared to a $42,000 loss in 2000.  The pasta division’s sales for the 4th quarter of 2001 were up 22% in dollars and 39% in pounds from the same quarter of 2000.  The percentage increase for the 4th quarter was lower in dollars than in pounds because of lower selling prices reflecting lower flour costs and an increased proportion of high-volume lower price-per-pound sales.  Sales decreased because of competition from increased industry capacity.  The loss resulted from low margins caused by competition.  Royal is continuing to seek additional personnel experienced in pasta sales and production, but so far has been unsuccessful.

          The Company’s gross profit for 2001 was $2,712,000 or 7.5% of net sales compared to $1,774,000 or 6.5% of net sales for 2000.  Gross profit increased in dollars and as a percent of net sales because of Swiss’s increased sales and efficiency.  Distribution, general and administrative expenses for 2001 were up about 9.8% from 2000 on a 32% increase in sales.  Distribution expenses were up about $33,000, or only 2.8%, despite the 32% increase in sales, because of higher salesmen expense, with no significant change in shipping or other distribution expenses.  General and administrative expenses were up about $226,000 primarily due to increased health care costs under the Company’s partially self-funded plan.  All Company health coverage is fully insured for 2002.

          Interest expense decreased in 2001 from 2000 because of lower interest rates partially offset by higher borrowings under the bank line.  Other income increased in 2001 from 2000 because of the recovery and sale of waste products at Swiss.

Liquidity and Capital Resources

          The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California.  The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate which is 0.75% over the bank’s “Base Rate” if working capital exceeds $50,000 and tangible net worth exceeds $8,750,000 and 1.75% over the Base Rate otherwise.  The variable rate decreased from 1.75% to 0.75% over the Base Rate on September 1, 2002.  The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly.  At December 31, 2002 the Base Rate was 4.25% per annum, the maximum amount of the line of credit was $3,023,288 and the Company had $2,922,729 of borrowings outstanding under the bank line of credit.

          As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company’s meat plant.  The bonds bear a variable rate of interest payable monthly and set weekly at a market rate — 1.55% per annum at December 31, 2002.  The

Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year.  Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.  The $4,060,000 letter of credit expires October 15, 2003, Comerica is not obligated to renew the letter of credit, and the Company is obligated to maintain a like letter of credit until the bonds mature.

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

          All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered.  The credit facility prohibits mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and at December 31, 2002 required a tangible net worth greater than $9,300,000, increasing by $200,000 each quarter; working capital not less than negative $25,000 increasing by $200,000 each quarter; debt service coverage not less than 1.3; and quarterly dividends not exceeding the net income of the prior quarter.  The Company was in compliance with the covenants at December 31, 2002.

          In 1999, the Company completed the construction of a 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, and purchased an adjacent 2 acres for possible future expansion, for a total cost of about $13,225,000.  The meat plant has adequate production capacity to meet the foreseeable demand for its products.

          The pasta plant has three short-good lines and one long-goods line.  The Company is currently in negotiations to acquire a second long-goods line at an estimated cost of $800,000.  The plant has adequate production capacity to meet the foreseeable demand for its products, with more than adequate short-goods capacity but limited long-goods capacity and flexibility.  The two pasta buildings provide ample capacity for possible future expansion.

          Additions to property and equipment of about $400,000, in addition to any cost of a long-goods line, are anticipated for 2003.

          In 2002, cash increased about $144,000.  Operating activities provided about $1,969,000 of cash from net earnings, depreciation and amortization, decreases in accounts receivable and inventories and a change in deferred income taxes, partially offset by increases in prepaid expenses, other assets, accounts payable and accrued liabilities.  Accounts receivable and inventories decreased 14% and 8%, respectively, despite a 5.5% increase in sales.  Investing activities used about $252,000 for additions to property and equipment, primarily at Swiss.  Financing activities used about $1,574,000 for payments on long term debt and the capital lease obligation and repayments of the bank line of credit.

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

          No quarterly dividends were paid in 2002.  The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, compliance with the bank covenant limiting quarterly dividends to quarterly net income, cash flow adequate to satisfy the Company’s obligations and working capital requirements and other factors deemed relevant by the Board.

          The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services.  Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price.  The weekly payroll deduction is from $5 to $50 for each participant.  The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company.  Cash flow to the Company from the plan was $75,895 in 2002.

Commitments and Contingencies

          The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods as of December 31, 2002.  The lease payments are estimates because they are proportional to pounds of a product sold.

	Year Ended December 31,

	Totals	2003	2004	2005	2006	2007	Thereafter
(amounts in thousands)
Long-Term Debt	$6,399	495	504	435	341	137	4,478
Capital Lease Obligation	486	113	113	113	113	34	-0	-

Totals	$6,885	608	617	548	454	171	4,478

          The Company expects that its operations and bank line of credit will provide adequate working capital to satisfy the normal needs of its operations for the foreseeable future, including cash flow to service its debt.

          The Company believes that it has a good relationship with Comerica Bank-California, as evidenced by the bank’s previous over-advances under the line of credit, waivers in prior years of defaults under the financial covenants and modifications of the financial covenants.  That relationship is crucial to the Company, because the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default.  Moreover, in 2003 the Company must obtain a renewal of Comerica’s letter of credit supporting the industrial development bonds.  As a result, the bank has the power to require that the credit facility be restructured or refinanced.

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

New Accounting Standards

          The Financial Accounting Standards Board in June 2001 issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” applicable to business combinations initiated after June 30, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003; in August 2001 issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002; in April 2002 issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective May 15, 2002; in July 2002 issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective December 31, 2002; in November 2002 issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others”; and in December 2002 issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” effective December 15, 2002.  These standards and interpretations are adopted by the Company as they become effective and, in the opinion of management, have not had and will not have a material effect on the Company’s financial position, results of operations or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Notes 4 and 5 of Notes to Financial Statements) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates.  A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000.  Assuming an average bank line of credit balance of $3,000,000 plus $1,200,000 average of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $42,000.

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

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

          John D. Determan, age 70, has been a vice president and director of the Company since 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to 1998 and Chairman of the Board since 1992.  He is a member of the option committee.

          Theodore L. Arena, age 60, has been the General Manager of the Company’s Swiss American Sausage Co. meat division since 1976, the President and a director of the Company since 1985 and the Chief Executive Officer since 1998.  He is the nephew of Louis A. Arena, a director of the Company.

          Ronald A. Provera, age 65, has been the secretary and a director of the Company since 1972 and was the General Manager of Sav-On Food Co., the Company’s distribution business, from its formation in 1960 until its liquidation in 1991.  He is currently providing sales support to the Company’s Royal-Angelus Macaroni Company pasta division.  He is a member of the option committee.

          Santo Zito, age 66, has been the Company’s plant engineer since 1976, and a vice president and director of the Company since 1972.  He is currently the General Manager of the pasta division.  He is a member of the option committee.

          Thomas J. Mulroney, age 58, has been the Company’s chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

          Louis A. Arena, age 80, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the pasta division from 1975 until his retirement in 1989.  He is a member of the audit committee.

          Joseph W. Wolbers, age 73, has been a director of the Company since 1990.  He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950.  He is Chairman of the audit committee.

          John M. Boukather, age 66, is a management consultant.  He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987.  He has been a director of the Company since 1987.  He is a member of the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth for the years ended December 31, 2002, 2001 and 2000, all compensation of all executive officers of the Company serving at December 31, 2002.

Name and Position	Year	Annual Salary	SEP-IRA Contributions	Cash Bonus

John D. Determan,	2002	$75,000	$11,250
Chairman of the Board	2001	83,810	12,572
	2000	82,051	12,308
Theodore L. Arena,	2002	125,961	27,579	$57,900
President and Chief Executive Officer	2001	127,307	19,096
	2000	127,323	19,098
Ronald A. Provera,	2002	127,832	19,175
Secretary	2001	127,766	19,165
	2000	127,568	19,135
Santo Zito,	2002	130,188	19,528
Vice President	2001	130,532	19,580
	2000	130,277	19,542
Thomas J. Mulroney,	2002	125,000	23,526	31,838
Chief Financial Officer	2001	125,431	18,815
	2000	126,160	18,924

          See Incentive Stock Option Plan below for information on Incentive Stock Options.  See Simplified Employee Pension Plan below for information on SEP-IRA Contributions.  The cash bonuses were paid in anticipation of the adoption of a Stock Grant Plan.  See Stock Grant Plan below for information on the Stock Grant Plan.

          Except as authorized by the approval of the Stock Grant Plan, the Company does not currently pay bonuses or deferred compensation to executive officers.  The Company does not provide executive officers with automobiles, employment contracts or “golden parachute” arrangements.

Compensation Committee Interlocks and Insider Participation

          The Company has no compensation committee.  All executive officers are members of the Board and participate in the Board’s deliberations concerning executive compensation.

Simplified Employee Pension Plan

          In 1988, the Company adopted a Simplified Employee Pension-Individual Retirement Accounts (“SEP-IRA”) plan and executed SEP-IRA Agreements with Wells Fargo Bank, N.A. and Dean Witter Reynolds Inc., covering all employees at least 18 years old who have worked at least six months and earned at least $300 during the year, except certain union employees.  Union plant employees at both divisions do not participate in the SEP-IRA plan under the terms of their current collective bargaining agreements.

          The Company makes contributions under the plan in the discretion of the Board, allocated in proportion to compensation, to an Individual Retirement Account (“IRA”) established by each eligible employee.

          Contributions, up to 15% of eligible compensation, are deductible by the Company and not taxable to the employee.  An employee may withdraw SEP-IRA funds from the employee’s IRA.  Withdrawals are taxable as ordinary income, and withdrawals before age 59-1/2 may be subject to tax penalties.

          For 2002, the Company contributed $364,421 to IRA’s under the plan.

Incentive Stock Option Plan

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

          Options may no longer be granted under the plan.  No options were exercised in 2002.  At December 31, 2002, outstanding options to purchase shares at $2-9/16 per share were held 91,458 by Theodore L. Arena and 15,653 by Thomas J. Mulroney.  All outstanding options are exercisable at a price which exceeds the 2002 year end stock market closing price of $1.22 per share.

Stock Grant Plan

          In 2002, the Board of Directors of the Company authorized the adoption of a Stock Grant Plan to grant shares of the Company’s common stock to two executive officers of the Company, 180,000 shares to Theodore L. Arena and 100,000 shares to Thomas J. Mulroney and to pay them cash bonuses over three years beginning in 2002 to cover the income taxes they incur from receipt of the grants.  The Company intends to adopt the Stock Grant Plan and grant and issue the 280,000 shares in 2003.  Upon issuance, the shares will have full voting power and participate in dividends, but only 1/6 of each officer’s shares will vest immediately and the balance will vest ratably over the next five years, contingent on the officer’s continued employment with the Company.  The market value of the 280,000 shares on the date of grant will be taxable income to the officers and an income tax deduction to the Company in the year of grant and will be compensation expense recognized by the Company ratably over the vesting period.

          The issuance of the grant shares will dilute the outstanding shares.  On December 31, 2002, the Company had outstanding 3,147,087 shares.

Compensation of Directors

          Directors who are not officers or employees are paid a fee of $1,000 for each board meeting or board committee meeting attended in person and $250 for each meeting attended by telephonic conference call.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management Stock Ownership

          The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 2002.

	Shares Beneficially Owned

	Without Options(5)		Options Exercised(6)

Name or Category(1)	Number	Percent	Number	Percent

John D. Determan	335,327	10.7%	335,327	10.3%
The Salvation Army (2)	189,231	6.0%	189,231	5.8%
Orangewood Children’s
Foundation (2)	189,232	6.0%	189,232	5.8%
Theodore L. Arena	140,994	4.5%	232,452	7.1%
Ronald A. Provera (3)	322,330	10.2%	322,330	9.9%
Santo Zito	369,830	11.8%	369,830	11.4%
Thomas J. Mulroney (4)	18,338.6%		33,991	1.0%
Louis A. Arena	288,030	9.2%	288,030	8.9%
John M. Boukather	3,173.1%		3,173.1%
Joseph W. Wolbers	12,250.4%		12,250.4%
Officers and Directors	1,490,272	47.5%	1,597,383	49.1%
Shares Outstanding	3,147,087	100%	3,254,198	100%

(1)	The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2)	Bequests from Penny S. Bolton, the widow of James H. Bolton, former chairman of the Company. These shares are not included in the group’s shares.
(3)	Includes 320,930 shares held by the family trust of Ronald A. Provera and his wife, Madelyn M. Provera.
(4)	Includes 3,800 shares owned by Marsha Mulroney, wife of Thomas J. Mulroney.
(5)
Excludes options under the Company’s Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 15,653 shares and to all officers and directors as a group to purchase 107,111 shares.

(6)	The options of Messrs. Arena, Mulroney and the group are deemed exercised.

          No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.

Management Stock Transactions

          No purchases or sales of the Company’s common stock by officers or directors were reported during the year 2002.

          Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 2002 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There are no transactions with related parties required to be disclosed under the above caption in this report.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.37	First Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (10)
10.39	Master Revolving Note and Security Agreement, both dated July 14, 1998 between the Company and Comerica Bank- California, relating to the Company’s line of credit (10)
10.41	Loan Agreement dated October 1, 1998 between the California Economic Development Financing Authority and the Company (10)
10.42	Remarketing Agreement dated October 1, 1998 between the Company and Dain Rauscher Incorporated (10)
10.43	Purchase Contract among the California Economic Development Financing Authority, the Treasurer of the State of California and Dain Rauscher Incorporated (10)
10.44	Tax Regulatory Agreement dated October 1, 1998 among the California Economic Development Financing Authority, U.S. Bank Trust National Association, as trustee, and the Company (10)
10.45	Building Loan Agreement dated October 1, 1998 between the Company and Comerica Bank-California (10)
10.46	Reimbursement Agreement dated October 1, 1998 between the Company and Comerica Bank-California (10)
10.47	Loan Modification Agreement dated December 29, 1999 between the Company and Comerica Bank-California (11)
10.48

Variable Rate-Installment Note for $1,000,000 dated July 28, 1999 between the Company and Comerica Bank-California for equipment - two other notes differ only as to date, amount, rate and maturity as follows:  9/29/99, $1,200,000, “Base Rate” + 0.25%, 10/1/06; and 12/6/99, $414,788, “Base Rate” + 0.75%, 12/6/04 (11)

10.49	Loan and Security Agreement (Accounts Receivable and Inventory) dated July 31, 2000 between the Company and Comerica Bank-California (12)
10.51	Second Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (12)
10.52	Modification to Loan and Security Agreement dated August 2, 2001 between the Company and Comerica Bank- California (13)
10.53	Third Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (13)
10.54	Collective Bargaining Agreement dated April 1, 2002 between Swiss and United Food and Commercial Workers Union,Local 588, AFL-CIO, CLC
10.55	Collective Bargaining Agreement dated October 2, 2002 between Royal and United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC
10.56	Modification to Loan and Security Agreement dated April 25, 2002 between the Company and Comerica Bank-California
23.1	Consent of KPMG LLP
99.1	Section 906 Certifications

(1)	Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2)	Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3)	Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)	Exhibit to 1987 Form 10-K Annual Report
(5)	Exhibit to 1988 Form 10-K Annual Report
(6)	Exhibit to 1989 Form 10-K Annual Report
(7)	Exhibit to 1990 Form 10-K Annual Report
(8)	Exhibit to 1991 Form 10-K Annual Report
(9)	Exhibit to 1995 Form 10-K Annual Report
(10)	Exhibit to 1998 Form 10-K Annual Report
(11)	Exhibit to 1999 Form 10-K Annual Report
(12)	Exhibit to 2000 Form 10-K Annual Report
(13)	Exhibit to 2001 Form 10-K Annual Report

Reports on Form 8-K

          During the year ended December 31, 2002 the Company filed a report on Form 8-K dated December 11, 2002 regarding the authorization of a Stock Grant Plan.

SIGNATURES

          Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2003	PROVENA FOODS INC.

	By	/s/JOHN D. DETERMAN

John D. Determan
Chairman of the Board

          Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. DETERMAN	Chairman of the Board and Director	February 22, 2003

John D. Determan

/s/ THEODORE L. ARENA	President (Principal Executive Officer) and Director	February 22, 2003

Theodore L. Arena

/s/ RONALD A. PROVERA	Vice President, Sales, Secretary and Director	February 22, 2003

Ronald A. Provera

/s/ SANTO ZITO	Vice President and Director	February 22, 2003

Santo Zito

/s/ THOMAS J. MULRONEY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2003

Thomas J. Mulroney

/s/ LOUIS A. ARENA	Director	February 22, 2003

Louis A. Arena

/s/ JOSEPH W. WOLBERS	Director	February 22, 2003

Joseph W. Wolbers

/s/ JOHN M. BOUKATHER	Director	February 22, 2003

John M. Boukather

SECTION 302 CERTIFICATIONS

I, Theodore L. Arena, and I, Thomas J. Mulroney, each separately certify that:

1.	I have reviewed this annual report on Form 10-K of Provena Foods Inc. (the “Company”);
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 22, 2003

/s/ THEODORE L. ARENA	/s/ THOMAS J. MULRONEY

Theodore L. Arena, Chief Executive Officer	Thomas J. Mulroney, Chief Financial Officer

[LOGO OF KPMG]

PROVENA FOODS INC.

Financial Statements and Schedule

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

PROVENA FOODS INC.

[LETTERHEAD OF KPMG]

Independent Auditors’ Report

The Board of Directors
Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, California
January 24, 2003

PROVENA FOODS INC.

Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$350,433	206,777
Accounts receivable	2,772,039	3,238,935
Inventories	2,944,123	3,190,660
Prepaid expenses	41,829	12,443
Deferred tax assets	139,130	106,203

Total current assets	6,247,554	6,755,018
Property and equipment, net	15,587,363	16,128,662
Other assets	232,095	181,268
Deferred tax assets, net of current portion	89,054	328,884

	$22,156,066	23,393,832

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,922,729	4,000,000
Current portion of long-term debt	495,285	495,285
Current portion of capital lease obligation	113,200	113,200
Deferred tax liability	46,394	46,394
Accounts payable	1,293,481	1,362,058
Accrued liabilities	1,123,138	1,229,273

Total current liabilities	5,994,227	7,246,210

Long-term debt, net of current portion	5,903,883	6,395,906
Capital lease obligation, net of current portion	372,625	453,628
Deferred tax liability, net of current	370,408	416,802
Shareholders’ equity:
Common stock, no par value; Authorized 10,000,000 shares; issued and outstanding 3,147,087 and 3,089,516 shares at December 31, 2002 and 2001, respectively	5,059,234	4,983,339
Retained earnings	4,455,689	3,897,947

Total shareholders’ equity	9,514,923	8,881,286

Commitments and contingencies (notes 4, 5, 9, and 13)
	$22,156,066	23,393,832

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Operations

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Net sales	$37,976,958	36,007,139	27,309,361
Cost of sales	33,570,600	33,295,452	25,535,382

Gross profit	4,406,358	2,711,687	1,773,979

Operating expenses:
Distribution	1,276,928	1,214,011	1,180,992
General and administrative	1,962,492	1,682,876	1,457,066

	3,239,420	2,896,887	2,638,058

Operating income (loss)	1,166,938	(185,200)	(864,079)
Other income (expense):
Interest income	588	828	44
Interest expense	(521,966)	(690,203)	(746,403)
Other, net	265,891	291,623	155,039

Earnings (loss) before income taxes	911,451	(582,952)	(1,455,399)
Income tax expense (benefit)	353,709	(312,635)	(577,278)

Net earnings (loss)	$557,742	(270,317)	(878,121)

Earnings (loss) per common share:
Basic	$0.18	(0.09)	(0.29)
Diluted	0.18	(0.09)	(0.29)
Shares used in computing per common share amounts:
Basic	3,120,380	3,064,033	3,005,834
Diluted	3,120,380	3,064,033	3,005,834

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Shareholders’ Equity

Years ended December 31, 2002, 2001, and 2000

	Common stock		Retained earnings	Total shareholders’ equity

	Shares issued	Amount

Balance at December 31, 1999	2,972,029	$4,746,716	5,591,015	10,337,731
Sale of common stock	62,980	140,158	—	140,158
Cash dividends paid, $0.12 per share	—	—	(361,325)	(361,325)
Net loss	—	—	(878,121)	(878,121)

Balance at December 31, 2000	3,035,009	4,886,874	4,351,569	9,238,443
Sale of common stock	54,507	96,465	—	96,465
Cash dividends paid, $0.06 per share	—	—	(183,305)	(183,305)
Net loss	—	—	(270,317)	(270,317)

Balance at December 31, 2001	3,089,516	4,983,339	3,897,947	8,881,286
Sale of common stock	57,571	75,895	—	75,895
Net earnings	—	—	557,742	557,742

Balance at December 31, 2002	3,147,087	$5,059,234	4,455,689	9,514,923

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$557,742	(270,317)	(878,121)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	792,707	735,611	749,340
Provision for bad debts	82,224	—	39,316
Deferred income taxes	160,509	(343,881)	(156,445)
Changes in assets and liabilities:
Accounts receivable	384,672	(706,916)	(254,564)
Inventories	246,537	(309,174)	(28,829)
Prepaid expenses	(29,386)	41,165	7,801
Income taxes receivable	—	407,843	(89,490)
Other assets	(50,827)	8,657	9,127
Accounts payable	(68,577)	182,497	57,167
Accrued liabilities	(106,135)	(149,323)	458,521

Net cash provided by (used in) operating activities	1,969,466	(403,838)	(86,177)

Cash flows from investing activities:
Proceeds from sale of property and equipment	76,679	—	—
Additions to property and equipment	(328,087)	(196,484)	(731,653)

Net cash used in investing activities	(251,408)	(196,484)	(731,653)

Cash flows from financing activities:
Payments on long-term debt	(492,023)	(485,725)	(415,493)
Proceeds (payments) under line of credit	(1,077,271)	1,291,079	708,921
Proceeds from sale of common stock	75,895	96,465	140,158
Cash dividends paid	—	(183,305)	(361,325)
Payments on capital lease	(81,003)	—	—

Net cash provided by (used in) financing activities	(1,574,402)	718,514	72,261

Net increase (decrease) in cash and cash equivalents	143,656	118,192	(745,569)
Cash and cash equivalents at beginning of year	206,777	88,585	834,154

Cash and cash equivalents at end of year	$350,433	206,777	88,585

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$514,344	690,203	738,928
Income taxes	161,030	800	(331,343)
Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$—	566,828	—

See accompanying notes to financial statements.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

(1)	Summary of Significant Accounting Policies

	(a)	Description of Business

Provena Foods Inc. (the Company) is a California-based specialty food processor. The Company grants credit to its customers in the normal course of business. The Company’s meat processing business is conducted through its Swiss American Sausage Division (the Swiss American Division), and the Company’s pasta business is conducted through its Royal-Angelus Macaroni Division (the Royal-Angelus Division).

	(b)	Liquidity

The Company experienced net losses of $270,317 and $878,121 during fiscal 2001 and 2000, respectively, and net income of $557,742 in fiscal 2002. Borrowings on the line of credit and long-term debt have decreased from $10,891,191 at December 31, 2001 to $9,321,897 at December 31, 2002. While the Company had negative working capital and negative cash provided by operating activities at December 31, 2001, the Company has positive working capital and positive cash provided by operating activities at December 31, 2002. The net losses in 2001 and 2000 were primarily the result of the fire that occurred at the former San Francisco manufacturing facility in 1998 as well as a general economic downturn during 2000 and 2001. The Company has built a new manufacturing facility in Lathrop to replace the facility destroyed by fire. The new manufacturing facility has a greater production capacity and as such the Company has increased sales to an even greater level than those achieved prior to the fire. The Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonable foreseeable working capital, capital expenditure, and debt service requirements in fiscal 2003.

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

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company’s borrowings under the line of credit and long-term debt approximates their fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.

(j)	Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30 for segments

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

(k)	Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (see note 10).

The Company applies the intrinsic-value based method of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) on a pro forma basis would have been as follows:

		2002		2001	2000

Net earnings (loss)	As reported		$557,742	(270,317)	(878,121)
	Pro forma		557,742	(270,317)	(878,121)
Net earnings (loss) per share	As reported:
	Basic		$0.18	(0.09)	(0.29)
	Diluted		0.18	(0.09)	(0.29)
	Pro forma:	$
	Basic		0.18	(0.09)	(0.29)
	Diluted		0.18	(0.09)	(0.29)

(l)	Segment Information

The Company operates two reportable segments under criteria established in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (see note 12).

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

	(m)	Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company does not have any components of other comprehensive income (loss), and accordingly, the Company’s comprehensive income (loss) is the same as its net earnings (loss).

	(n)	Revenue Recognition

Revenue is recognized upon shipment of goods to customers.

	(o)	Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2002 presentation.

(2)	Inventories

A summary of inventories follows:

	2002	2001

Raw materials	$1,128,576	1,393,975
Work in process	705,993	842,577
Finished goods	1,109,554	954,108

	$2,944,123	3,190,660

(3)	Property and Equipment

Property and equipment, at cost, consists of the following:

	2002	2001

Land	$1,296,803	1,296,803
Buildings and improvements	13,318,740	13,319,057
Machinery and equipment	6,536,793	6,422,184
Delivery equipment	6,700	6,700
Office equipment	184,283	180,597
Construction in progress	90,258	—

	21,433,577	21,225,341
Less accumulated depreciation and amortization	(5,846,214)	(5,096,679)

	$15,587,363	16,128,662

The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $129,000, $122,000, and $112,000 in 2002, 2001, and 2000, respectively.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

(4)	Line of Credit

The Company has a $4,000,000 secured bank line of credit, due on demand with no stated expiration date, at an interest rate of bank prime (4.25% at December 31, 2002) plus 0.75% to 1.75%, depending on certain financial ratios. The line of credit is secured by accounts receivable, inventory, and equipment. At December 31, 2002 and 2001 short-term borrowings under this line of credit were $2,922,729 and $4,000,000, respectively. Amounts available under this line of credit are limited based on a formula that considers receivables and inventory balances. The Company had approximately $100,000 available under this line of credit at December 31, 2002. The bank line of credit agreement is subject to certain covenants for which the Company was in compliance with as of December 31, 2002.

(5)	Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

Equipment loans at variable interest rates from prime (4.25% at December 31, 2002) to prime plus 0.75%, secured by all Company assets. Maturity dates range from 2004 through 2006	$1,313,792	1,711,026
Real estate loan at fixed rate of 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830, due and payable in 2024	1,240,376	1,255,165
Industrial Development Revenue Bonds (IDRB) at variable interest rate (1.55% at December 31, 2002), secured by an irrevocable letter of credit, and requiring monthly principal and interest payments ranging from $6,400 to $45,200 beginning in 2001 through the year 2023	3,845,000	3,925,000

	6,399,168	6,891,191
Less current portion	495,285	495,285

	$5,903,883	6,395,906

The Company has a $4,060,000 irrevocable letter of credit securing the IDRB which is collateralized by accounts receivable, inventories, equipment, and certain real property. The commitment fee is 1.5% per annum, due at the beginning of each quarter. This letter of credit expires in 2003 and the Company believes it will be able to renew the letter of credit on similar terms.

The installments of long-term debt maturing in each of the next five years and thereafter are: 2003 – $495,285, 2004 – $504,314, 2005 – $435,485, 2006 – $340,864, 2007 – $137,103 and thereafter – $4,486,117.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

(6)	Accrued Liabilities

A summary of accrued liabilities follows:

	2002	2001

Accrued profit sharing	$372,222	335,671
Accrued retirement	311,078	237,087
Accrued compensation	243,254	207,264
Other	196,584	449,251

	$1,123,138	1,229,273

(7)	Shareholders’ Equity

The Company sold shares to employees under its stock purchase plan (see note 9) in 2002, 2001, and 2000.

On December 11, 2002, the Board of Directors of the Company adopted a Stock Grant Plan. Under the Stock Grant Plan, the Company will grant a total of 280,000 shares of restricted Company common stock to two officers of the Company. The first one-sixth of the stock will vest immediately and the remaining stock vesting ratably over a five-year period. The Company intends to issue the stock in fiscal year 2003. Compensation expense will be recognized ratably over the vesting period. Continued vesting of the restricted stock is contingent upon continued employment with the Company.

In connection with the Stock Grant Plan, the Company will award cash bonuses to the two officers of the Company. A portion of the bonuses was paid in 2002, and the remaining bonuses will be paid in 2003 and 2004. The related expense is recognized when the bonuses are paid.

(8)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 consist of the following:

	2002	2001	2000

Current:
Federal	$192,400	30,446	(421,633)
State	800	800	800
Deferred:
Federal	122,287	(228,511)	(99,729)
State	38,222	(115,370)	(56,716)

	$353,709	(312,635)	(577,278)

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

	2002	2001

Deferred tax assets:
Inventory	$139,130	106,016
Net operating loss	50,186	235,986
State taxes	38,868	92,898
Other	—	187

Total deferred tax assets	228,184	435,087
Less valuation allowance	—	—

Net deferred tax assets	$228,184	435,087

Deferred tax liability:
Gain on destroyed equipment	$416,802	463,196

As of December 31, 2002 the Company had net operating loss (NOL) carryforwards of approximately $861,000 for state tax purposes. The state NOL is available to offset future state taxable income through 2011. The utilization of these NOL carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

Actual income tax expense (benefit) differs from “expected” income tax, computed by applying the U.S. federal corporate tax rate of 34% to earnings (loss) from operations before income taxes, as follows:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Computed “expected” income taxes	$309,893	34.0%	$(198,204)	34.0%	$(494,836)	34.0%
State income taxes, net of federal income tax benefit	42,166	4.6	(21,944)	3.8	(55,388)	3.8
State manufacturing investment credit	—	—	(92,487)	8.6	—	—
Other	1,650	0.2	—	—	(27,054)	1.9

	$353,709	38.8%	$(312,635)	46.4%	$(577,278)	39.7%

(9)	Employee Benefit Plans

In 1988, the Company adopted a Simplified Employee Pension – Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company’s contributions to the SEP IRA for 2002, 2001, and 2000 were approximately $364,000, $332,000, and $375,000, respectively.

In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company’s common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to purchase stock from the Company. The Company matching contributions to the stock purchase plan for 2002, 2001, and 2000 were $37,569, $48,288, and $70,079, respectively.

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

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

There were no options granted in 2002, 2001, or 2000.

Stock option activity under the Plan during the periods indicated is as follows:

	Number of shares	Weighted average exercise price

Balance at December 31, 1999	107,111	$2.56
Exercised	—	—

Balance at December 31, 2000	107,111	2.56
Exercised	—	—

Balance at December 31, 2001	107,111	2.56
Exercised	—	—

Balance at December 31, 2002	107,111	2.56

At December 31, 2002 the exercise price and remaining contractual life of outstanding options was $2.56 and four years, respectively.

At December 31, 2002 the number of options exercisable was 107,111, and the weighted average exercise price of those options was $2.56.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

(11)	Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

	2002	2001	2000

Numerator:
Numerator for basic and diluted earnings (loss) per share – net earnings (loss)	$557,742	(270,317)	(878,121)
Denominator:
Denominator for basic earnings (loss) per share – weighted average number of common shares outstanding during the period	3,120,380	3,064,033	3,005,834
Incremental common shares attributable to exercise of outstanding options	—	—	—

Denominator for diluted earnings (loss) per share	3,120,380	3,064,033	3,005,834

Basic earnings (loss) per share	$0.18	(0.09)	(0.29)
Diluted earnings (loss) per share	0.18	(0.09)	(0.29)

In 2002, 2001, and 2000 all 107,111 stock options were excluded from the computation of diluted loss per share due to their antidilutive effect.

(12)	Segment Data and Major Customers

The Company’s reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The Company has two reportable segments; the meat processing division (Swiss American) and the pasta division (Royal-Angelus). The Swiss American Division produces meat products that are sold primarily to pizza restaurant chains, pizza processors, and food service distributors. The Royal-Angelus Division produces pasta that is sold primarily to food processors, private label customers, food service distributors, and specialty food distributors.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

The following table represents financial information about the Company’s business segments as of and for the three years ended December 31, 2002:

	2002	2001	2000

Net sales to unaffiliated customers:
Swiss American Division	$32,308,055	30,310,182	21,428,485
Royal-Angelus Division	5,668,903	5,696,957	5,880,876

Total sales	$37,976,958	36,007,139	27,309,361

Operating income (loss):
Swiss American Division	$1,546,685	435,580	(854,291)
Royal-Angelus Division	(525,248)	(616,381)	(41,958)
Corporate	145,501	(4,399)	32,170

Operating income (loss)	$1,166,938	(185,200)	(864,079)

Identifiable assets:
Swiss American Division	$17,709,638	18,428,801	17,641,810
Royal-Angelus Division	3,842,313	4,328,435	4,075,823
Corporate	604,115	636,596	639,622

Total assets	$22,156,066	23,393,832	22,357,255

Capital expenditures:
Swiss American Division	$287,018	128,515	587,787
Royal-Angelus Division	40,318	65,809	143,866
Corporate	751	2,160	—

Total capital expenditures	$328,087	196,484	731,653

Depreciation and amortization:
Swiss American Division	$575,364	503,234	480,024
Royal-Angelus Division	214,790	227,901	263,755
Corporate	2,553	4,476	5,561

Total depreciation and amortization	$792,707	735,611	749,340

The Company had major customers during 2002, 2001, and 2000 that accounted for more than 10% of consolidated sales and purchased products, as follows:

	2002		2001		2000		Accounts receivable balance at December 31

Customer	Sales	%	Sales	%	Sales	%	2002	2001

A	$4,720,618	12%	$4,695,600	13%	$4,117,550	15%	$—	—
B	6,334,433	17	4,443,520	12	3,854,702	14	617,322	636,618
C	3,304,842	9	3,955,478	11	2,943,984	11	130,680	88,000

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

(13)	Commitments and Contingencies

In December 2001, the Company entered into a capital lease for certain production equipment totaling $566,828, which is included in property and equipment on the accompanying balance sheets. The lease has a term of five years and requires minimum payments based on certain production volumes. Future minimum lease payments on the capital lease at December 31, 2002 is as follows:

2003	$128,361
2004	128,361
2005	128,361
2006	128,361

Total minimum lease payments	513,444
Less amount representing interest	27,619

Present value of net minimum lease payments	485,825
Less current portion	113,200

Long-term portion	$372,625

As of December 31, 2002 approximately 65% of the Company’s employees are covered by a collective bargaining agreement which expires in 2006. In addition, another 12% of the Company’s employees are covered by another collective bargaining agreement which expires in 2006.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2002 and 2001

(14)	Selected Quarterly Financial Data (Unaudited)

The following summarizes certain unaudited quarterly financial information for 2002, 2001, and 2000:

	Quarter

Fiscal 2002	1st	2nd	3rd	4th	Total

Net sales	$9,772,060	8,903,207	9,725,909	9,575,782	37,976,958
Operating income	159,163	228,493	474,767	304,515	1,166,938
Net earnings	55,706	92,767	228,666	180,603	557,742
Net earnings per basic share	0.02	0.03	0.07	0.06	0.18
Net earnings per diluted share	0.02	0.03	0.07	0.06	0.18

Fiscal 2001	1st	2nd	3rd	4th	Total

Net sales	$7,738,681	7,905,495	9,757,489	10,605,474	36,007,139
Operating income (loss)	152,888	(15,453)	(284,676)	(37,959)	(185,200)
Net income (loss)	9,866	(98,634)	(238,504)	56,955	(270,317)
Net loss per basic share	0.00	(0.03)	(0.08)	(0.02)	(0.09)
Net loss per diluted share	0.00	(0.03)	(0.08)	(0.02)	(0.09)

Fiscal 2000	1st	2nd	3rd	4th	Total

Net sales	$5,927,400	5,892,722	7,735,279	7,753,960	27,309,361
Operating income (loss)	(253,693)	(492,817)	(297,088)	179,519	(864,079)
Net income (loss)	(232,930)	(387,763)	(285,024)	27,596	(878,121)
Net income (loss) per basic share	(0.08)	(0.13)	(0.09)	0.01	(0.29)
Net income (loss) per diluted share	(0.08)	(0.13)	(0.09)	0.01	(0.29)

PROVENA FOODS INC.

Schedule II – Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2002, 2001, and 2000

Description	Balance at beginning of period	Provision, net of recoveries	Deductions – uncollectible accounts	Balance at end of period

Allowance for doubtful receivables:
2002	$—	82,224	82,224	—
2001	59,843	—	59,843	—
2000	32,166	39,316	11,639	59,843

See accompanying independent auditors’ report.