Form 10-Q
period 2003-03-31
PROVENA FOODS INC
filed 2003-05-05
CIK 814139

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

The number of shares of Provena Foods Inc. Common Stock outstanding as April 24, 2003 was:

Common Stock	3,169,571 shares

PROVENA FOODS INC.

Form 10-Q Report for the First Quarter Ended March 31, 2003

-ii-

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$9,012,341	9,772,060
Cost of sales	7,995,233	8,810,846

Gross profit	1,017,108	961,214
Operating expenses:
Distribution	404,806	305,016
General and administrative	479,408	497,035

Operating income	132,894	159,163
Interest expense, net	(109,388)	(123,766)
Other income, net	87,176	57,309

Earnings before income taxes	110,682	92,706
Income tax expense	44,000	37,000

Net earnings	$66,682	55,706

Earnings per share:
Basic	$.02	.02

Diluted	$.02	.02

Shares used in computing earnings per share:
Basic	3,157,764	3,099,362

Diluted	3,157,764	3,099,362

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$227,725	350,433
Accounts receivable, less allowance for doubtful accounts of $0 at 2003 and 2002	3,087,219	2,772,039
Inventories	3,572,485	2,944,123
Prepaid expenses	470,404	41,829
Deferred tax assets	139,130	139,130

Total current assets	7,496,963	6,247,554

Property and equipment, net	15,494,675	15,587,363
Other assets	241,477	232,095
Deferred tax assets, net of current	89,054	89,054

	$23,322,169	22,156,066

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,619,159	2,922,729
Current portion of long-term debt	495,285	495,285
Current portion of capital lease obligation	113,200	113,200
Accounts payable	1,690,269	1,293,481
Accrued liabilities	1,197,926	1,123,138
Deferred tax liability	46,394	46,394
Income taxes payable	27,179	—

Total current liabilities	7,189,412	5,994,227

Long-term debt, net of current portion	5,800,272	5,903,883
Capital lease obligation, net of current portion	360,778	372,625
Deferred tax liability, net of current portion	370,408	370,408
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,163,878 at 2003 and 3,147,087 at 2002	5,078,928	5,059,234
Retained earnings	4,522,371	4,455,689

Total shareholders’ equity	9,601,299	9,514,923

	$23,322,169	22,156,066

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$66,682	55,706
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	199,288	204,483
Increase in provision for bad debts	—	40,225
Increase in accounts receivable	(315,180)	(224,393)
Increase in inventories	(628,362)	(152,753)
Increase in prepaid expenses	(428,575)	(153,551)
Decrease (increase) in other assets	(9,382)	5,618
Increase in accounts payable	396,788	220,039
Increase in accrued liabilities	74,788	390,147
Increase in income taxes payable	27,179	37,000

Net cash provided by (used in) operating activities	(616,774)	422,521

Cash flows from investing activities:
Additions to property and equipment	(106,600)	(56,432)

Net cash used in investing activities	(106,600)	(56,432)

Cash flows from financing activities:
Payments on long term debt	(103,611)	(103,272)
Payments on capital lease obligation	(11,847)	(28,944)
Proceeds from (repayments of) line of credit	696,430	(407,775)
Proceeds from sale of capital stock	19,694	21,668

Net cash provided by (used in) financing activities	600,666	(518,323)

Net decrease in cash and cash equivalents	(122,708)	(152,234)
Cash and cash equivalents at beginning of period	350,433	206,777

Cash and cash equivalents at end of period	$227,725	54,543

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$109,576	124,004
Income taxes	$48,991	—

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

March 31, 2003 and 2002 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at March 31, 2003 and December 31, 2002 consist of:

	2003	2002
Raw materials	$1,259,564	1,128,576
Work-in-process	855,021	705,993
Finished goods	1,457,900	1,109,554

	$3,572,485	2,944,123

(3) Segment Data

Business segment sales and operating income (loss) for the three months ended March 31, 2003 and 2002 and assets at March 31, 2003 and December 31, 2002 are as follows:

	2003	2002
Net sales to unaffiliated customers:
Swiss American Sausage Division	$7,582,769	8,177,597
Royal-Angelus Macaroni Division	1,429,572	1,594,463

Total net sales	$9,012,341	9,772,060

Operating income (loss):
Swiss American Sausage Division	$173,545	208,098
Royal-Angelus Macaroni Division	(82,907)	(91,826)
Corporate	42,256	42,891

Operating income	$132,894	159,163

Identifiable assets:
Swiss American Sausage Division	$18,656,856	17,709,638
Royal-Angelus Macaroni Division	3,782,316	3,842,313
Corporate	882,997	604,115

Total assets	$23,322,169	22,156,066

(4) Earnings per Share

Basic earnings per share are net earnings divided by the weighted average number of common shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used in the diluted loss calculations for the following periods because their effect was antidilutive. The Company applies the intrinsic-value based method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the date of grant for its stock options under Statement of Financial Accounting Standards No. 123, the Company’s net earnings on a pro forma basis would have been as set forth in the following table.

	Three Months Ended March 31,
	2003	2002
Net earnings, as reported	$66,682	55,706

Deduct: Total stock-based employee compensation expense, net of related tax effects	—	—

Pro forma net earnings	66,682	55,706

Weighted average number of shares	3,157,764	3,099,362
Incremental shares for options	—	—

Weighted average plus incremental shares	3,157,764	3,099,362

Earnings per share: Basic–as reported	$.02	02

Basic – pro forma	$02.02

Diluted – as reported	$.02	.02

Diluted – pro forma	$.02	.02

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS

Results of Operations	Three Months Ended March 31,
(Unaudited)	2003	2002
	(amounts in thousands)
Net sales by division:
Swiss American	$7,583	$8,178
Royal-Angelus	1,429	1,594

Total	$9,012	$9,772

Sales in thousands of pounds by division:
Swiss American	5,275	5,427
Royal-Angelus	2,762	2,814

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division decreased about 7% in dollars and 3% in pounds in the 1st three months of 2003 over the same period in 2002. Sales in dollars decreased proportionately more than in pounds because of lower selling prices reflecting lower meat costs. Meat costs were lower than a year ago but were increasing during the first three months of 2003. Swiss operated at a $173,545 profit in the 1st quarter of 2003 compared to a $208,098 profit for the 1st quarter of 2002. Reduced profits were caused by higher workers compensation insurance costs and increasing meat costs outpacing increases in selling prices.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales decreased about 10% in dollars and 2% in pounds in the 1st quarter of 2003 compared to the 1st quarter of 2002. The percentage decreases were higher in dollars than in pounds because of an increased proportion of lower price-per-pound sales and lower selling prices reflecting lower flour costs. Royal operated at a $82,907 loss for the 1st quarter of 2003 compared to a $91,826 loss for the 1st quarter of 2002. Sales and operating results continue to be adversely affected by competition resulting from increased industry capacity. The slight reduction in operating loss resulted from a reduction in bad debt expense.

The Company

Company net sales were down about 8% and the Company realized net earnings of $66,682 in the 1st quarter of 2003 compared to $55,706 for the 1st quarter of 2002. Both divisions contributed to the decreased sales. The increased net earnings resulted from the decreased loss at Royal and an increase in other income. The Company’s gross profit margin for the 1st quarter of 2003 was 11.3% compared to 9.8% a year ago. The Company’s margin increased because Swiss’s margin was higher than a year ago due to lower meat costs, with Royal’s margin down slightly.

General and administrative expenses were down about $18,000 for the 1st quarter of 2003 compared to the same period in 2002 primarily because of a reduction in bad debt expense, partially offset by increases in health insurance costs, dues and travel at Swiss, and audit and loan fees. Distribution expenses were up about $100,000 in spite of decreased sales because of increased salesman payroll for two additional salesmen, increased advertising and freight at Swiss and increased workers compensation insurance costs. Net interest expense decreased about $14,000 because of lower interest rates and lower total debt, despite slightly higher borrowings under the bank line of credit in the 1st quarter of 2003 versus the 1st quarter of 2002. Other income increased about $30,000 primarily because of insurance proceeds.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement dated April 1, 2002 which expires April 2, 2006. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2002 which expires September 30, 2006. There has been no significant labor unrest at the division’s plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate which is 0.75% over the bank’s “Base Rate” if working capital exceeds $50,000 and tangible net worth exceeds $8,750,000 and 1.75% over the Base Rate otherwise. The variable rate decreased from 1.75% to 0.75% over the Base Rate on September 1, 2002. The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly. At March 31, 2003 the Base Rate was 4.25% per annum, the maximum amount of the line of credit was $3,619,159 and the Company had $3,619,159 of borrowings outstanding under the bank line of credit.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company’s meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate — 1.2% per annum at March 31, 2003. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments. The $4,060,000 letter of credit expires October 15, 2003, Comerica is not obligated to renew the letter of credit, and the Company is obligated to maintain a like letter of credit until the bonds mature.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and at December 31, 2002 required a tangible net worth greater than $9,300,000, increasing by $200,000 each quarter; working capital not less than negative $25,000 increasing by $200,000 each quarter; debt service coverage not less than 1.3; and quarterly dividends not exceeding the net income of the prior quarter. The Company was in compliance with the covenants at March 31, 2003.

Cash decreased $122,708 in the 1st quarter of 2003 compared to a $152,234 decrease in the 1st quarter of 2002. Operating activities used $616,774 of cash primarily from increases in accounts receivable, inventories and prepaid expenses, partially offset by net earnings, depreciation and amortization and increases in accounts payable and accrued liabilities. Accounts receivable and inventories increased from unusually low levels at December 31, 2002. Investing activities used $106,600 of cash for modest additions to property and equipment, and financing activities provided $600,666 of cash primarily from increased borrowings under the bank line of credit, partially offset by payments on long term debt and the capital lease obligation.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods as of March 31, 2003. The lease payments are estimates because they are proportional to pounds of a product sold.

		Nine Months Ending December 31, 2003	Year Ending December 31,
(amounts in thousands)	Totals		2004	2005	2006	2007	Thereafter
Long-Term Debt	$6,296	397	501	431	341	132	4,494
Capital Lease Obligation	474	101	113	113	113	34	-0-

Totals	$6,770	498	614	544	454	166	4,494

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

New Accounting Standards

The Financial Accounting Standards Board in July 2002 issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective December 31, 2002; in November 2002 issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others”; and in December 2002 issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” effective December 15, 2002. These standards and interpretations are adopted by the Company as they become effective and, in the opinion of management, have not had and will not have a material effect on the Company’s financial position, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $3,000,000 plus $1,200,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $42,000.

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

ITEM 1. LEGAL PROCEEDINGS No significant litigation.

ITEM 2. CHANGES IN SECURITIES None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st three months of 2003, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 2003, the Company sold 16,791 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of

$1.17 per share. From inception of the Plan through March 31, 2003, employees have purchased a total of 685,424 shares.

American Stock Exchange Listing

The Company’s common stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends Paid

No cash dividends were paid in the 1st quarter of 2003.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The only exhibit filed with this report is Exhibit 99.1 — Section 906 Certifications.

(b) No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:April 24, 2003	PROVENA FOODS INC.

	By:	/s/ THOMAS J. MULRONEY
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

Date: April 24, 2003	/s/ THEODORE L. ARENA
Theodore L. Arena, Chief Executive Officer

/s/ THOMAS J. MULRONEY
Thomas J. Mulroney Chief Financial Officer