Form 10-Q
period 2003-06-30
PROVENA FOODS INC
filed 2003-08-14
CIK 814139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of Provena Foods Inc. Common Stock outstanding at July 31, 2003 was:

Common Stock     3,187,923

PROVENA FOODS INC.

Form 10-Q Report for the Second Quarter Ended June 30, 2003

SIGNATURE	12

-ii-

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$9,228,643	8,903,207	18,240,984	18,675,267
Cost of sales	8,330,251	7,931,036	16,325,484	16,741,882

Gross profit	898,392	972,171	1,915,500	1,933,385
Operating expenses:
Distribution	386,762	302,719	791,568	607,735
General and administrative	447,297	440,959	926,705	937,994

Operating income	64,333	228,493	197,227	387,656
Interest expense, net	(118,634)	(137,949)	(228,022)	(261,715)
Other income, net	68,184	59,080	155,360	116,389

Earnings before income tax expense	13,883	149,624	124,565	242,330
Income tax expense	6,000	56,857	50,000	93,857

Net earnings	$7,883	92,767	74,565	148,473

Earnings per share:
Basic	$-0-	.03	.02	.05

Diluted	$-0-	.03	.02	.05

Shares used in computing earnings per share:
Basic	3,175,981	3,113,228	3,166,923	3,106,333

Diluted	3,175,981	3,113,228	3,166,923	3,106,333

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$140,994	350,433
Accounts receivable, less allowance for doubtful accounts of $0 at 2003 and 2002	3,146,516	2,772,039
Inventories	4,315,172	2,944,123
Prepaid expenses	213,742	41,829
Deferred tax assets	139,130	139,130

Total current assets	7,955,554	6,247,554

Property and equipment, net	16,088,950	15,587,363
Other assets	235,858	232,095
Deferred tax assets, net of current	89,054	89,054

	$24,369,416	22,156,066

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$4,000,000	2,922,729
Current portion of long-term debt	503,888	495,285
Current portion of capital lease obligation	48,180	113,200
Accounts payable	1,756,308	1,293,481
Accrued liabilities	1,580,798	1,123,138
Deferred tax liability	46,394	46,394
Income taxes payable	39,570	—

Total current liabilities	7,975,138	5,994,227

Long-term debt, net of current portion	5,603,273	5,903,883
Capital lease obligation, net of current portion	413,560	372,625
Note payable	375,000	—
Deferred tax liability, net of current	370,408	370,408
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,182,363 at 2003 and 3,147,087 at 2002	5,101,783	5,059,234
Retained earnings	4,530,254	4,455,689

Total shareholders’ equity	9,632,037	9,514,923

	$24,369,416	22,156,066

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$74,565	148,473
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	402,575	400,018
Change in allowance for doubtful accounts	—	37,225
Decrease (increase) in accounts receivable	(374,477)	81,230
Increase in inventories	(1,371,049)	(307,108)
Increase in prepaid expenses	(171,913)	(101,851)
Increase in other assets	(3,763)	(3,763)
Increase (decrease) in accounts payable	462,827	(34,630)
Increase in accrued liabilities	457,660	121,486
Increase in income taxes payable	39,570	97,000
Decrease in deferred tax assets	—	186,827

Net cash provided by (used in) operating activities	(484,005)	624,907

Cash flows from investing activities:
Additions to property and equipment	(904,162)	(54,451)

Net cash used in investing activities	(904,162)	(54,451)

Cash flows from financing activities:
Payments on long term debt	(292,007)	(286,317)
Payments on capital lease obligation	(24,085)	(50,600)
Proceeds from (repayments of) line of credit	1,077,271	(399,445)
Proceeds from sale of capital stock	42,549	40,521
Proceeds from note payable	375,000	—

Net cash provided by (used in)financing activities	1,178,728	(695,841)

Net decrease in cash and cash equivalents	(209,439)	(125,385)
Cash and cash equivalents at beginning of period	350,433	206,777

Cash and cash equivalents at end of period	$140,994	81,392

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$228,290	261,715
Income taxes	$(6,391)	(101,970)

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

June 30, 2003 and 2002 (Unaudited)

(1)        Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

(2)        Inventories

Inventories at June 30, 2003 and December 31, 2002 consist of:

	2003	2002

Raw materials	$1,460,311	1,128,576
Work-in-process	895,830	705,993
Finished goods	1,959,031	1,109,554

	$4,315,172	2,944,123

(3)        Segment Data

Business segment sales and operating income (loss) for the three months and six months ended June 30, 2003 and 2002 and assets at June 30, 2003 and December 31, 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales to unaffiliated customers:
Swiss American Sausage division	$7,976,641	7,580,949	15,559,410	15,758,546
Royal-Angelus Macaroni division	1,252,002	1,322,258	2,681,574	2,916,721

Total net sales	$9,228,643	8,903,207	18,240,984	18,675,267

Operating income (loss):
Swiss American Sausage division	$201,286	332,871	374,831	540,969
Royal-Angelus Macaroni division	(186,772)	(161,659)	(269,679)	(253,485)
Corporate	49,819	57,281	92,075	100,172

Operating income	$64,333	228,493	197,227	387,656

	June 30, 2003	December 31, 2002

Identifiable assets:
Swiss American Sausage division	$19,473,404	17,709,638
Royal-Angelus Macaroni division	4,282,598	3,842,313
Corporate	613,414	604,115

Total assets	$24,369,416	22,156,066

(4)        Net Earnings and Earnings per Share

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company has not reported compensation expense for its grants of stock options. Had the Company reported the fair value at the date of grant as compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings would have been the pro forma amounts set forth below. Basic earnings per share are net earnings divided by the weighted average number of common shares outstanding during the period, and diluted earnings per share are net earnings divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used for the diluted earnings calculations below because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings, as reported	$7,883	92,767	74,565	148,473
Net stock-based compensation expense	—	—	—	—

Pro forma net earnings	7,883	92,767	74,565	148,473

Weighted average number of shares	3,175,981	3,113,228	3,166,923	3,106,333
Incremental shares for options	—	—	—	—

Weighted average plus incremental shares	3,175,981	3,113,228	3,166,923	3,106,333

Earnings per share: Basic - as reported	$.00	.03	.02	.05

Basic - pro forma	$.00	.03	.02	.05

Diluted - as reported	$.00	.03	.02	.05

Diluted - pro forma	$.00	.03	.02	.05

(5)        Debt

The Company has short-term and long-term debt agreements consisting of a line of credit, various equipment loans, real estate loans and Industrial Development Revenue Bonds (“IDRB”).

Under the line of credit, equipment and real estate loan agreements, the Company is required to meet certain financial and non-financial covenants. For the quarter ended June 30, 2003, the Company was not in compliance with the working capital covenant, and the bank has waived the default for the quarter. The Company believes it is probable that it will be in compliance for the next 12 months.

The IDRB debt is secured by a letter of credit that expires in October 2003. The Company has entered into an agreement to extend the letter of credit until October 2008.

In June 2003, the Company issued a $375,000 short-term note for the purchase of certain equipment for the pasta division. The note bears interest at 9% per annum and is due in December 2003. In July 2003, the Company entered into an agreement to refinance the short-term note on a five-year basis. Accordingly, the Company has classified the note payable as long-term in the accompanying June 30, 2003 balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations	Three Months Ended June 30,		Six Months Ended June 30,

(Unaudited)	2003	2002	2003	2002

	(amounts in thousands)
Net sales by division:
Swiss American	$7,976	$7,581	$15,559	$15,758
Royal-Angelus	1,253	1,322	2,682	2,917

Total	$9,229	$8,903	$18,241	$18,675

Sales in thousands of pounds by division:
Swiss American	5,309	5,094	10,584	10,521
Royal-Angelus	2,317	2,519	5,133	5,333

Forward-Looking Statements

The following discussion may contain “forward-looking statements” that express or imply expectations of future performance, developments or occurrences. Actual events may differ materially from these expectations due to uncertainties relating to the economy, competition, demand, commodities, credit markets, energy supplies and other factors.

Swiss American Sausage Co. Meat Division (“Swiss”)

Sales by the processed meat division decreased about 1% in dollars and increased about 1% in pounds in the 1st six months of 2003 and increased 5% in dollars and 4% in pounds in the 2nd quarter of 2003, compared to the same periods of 2002. The differences in percent changes of dollars and pounds resulted from changes in prices reflecting changes in meat costs, which increased during the 1st six months of 2003 but decreased during the 1st six months of 2002. Swiss operated at a $374,831 profit for the 1st six months of 2003 compared to a $540,969 profit for the 1st six months of 2002, and at a $201,286 profit for the 2nd quarter of 2003 compared to a $332,871 profit for the 2nd quarter of 2002. Reduced profits were caused primarily by higher workers compensation insurance costs, higher freight costs from greater shipping distances, and meat cost increases outpacing increases in selling prices.

Royal-Angelus Macaroni Company Pasta Division (“Royal”)

The pasta division’s sales decreased about 8% in dollars and 4% in pounds in the 1st half of 2003 and decreased 5% in dollars and 6% in pounds in the 2nd quarter of 2003, compared to the same periods of 2002. The greater percent decreases in dollars than pounds in the 1st half of 2003 reflect aggressive pricing at Royal directed toward meeting competition and maintaining volume and the greater percent decreases in pounds than dollars in the 2nd quarter reflect higher average selling prices due to product mix variations and higher flour costs. Royal operated at a $269,679 loss for the 1st half of 2003 compared to a $253,485 loss for 1st half of 2002 and a $186,772 loss for the 2nd quarter of 2003 compared to a $161,659 loss for the 2nd quarter of 2002. Sales and operating results continue to be adversely affected by competition resulting from increased industry capacity. Some of the causes of the increased losses were decreased sales, aggressive pricing, increasing flour costs, the increased cost of an additional salesman and increased workers compensation insurance cost.

The Company

Company sales were down 2% in the 1st half of 2003 compared to the 1st half of 2002 and were up 4% in the 2nd quarter of 2003 compared to the 2nd quarter of 2002. The Company realized net earnings of $74,565 for the 1st half of 2003 compared to net earnings of $148,473 a year ago and net earnings of $7,883 for the 2nd quarter of 2003 compared to net earnings of $92,767 a year ago. Both divisions contributed to decreases in earnings in both periods and the decrease in sales in the 1st half, with Swiss providing the increase in sales in the 2nd quarter. The Company’s gross margins for the 1st half and 2nd quarter of 2003 were 10.5% and 9.7%, respectively, compared to 10.4% and 10.9% a year ago. The major cause of the decline in Company margins in the 2nd quarter was a decrease in margins at Royal from aggressive pricing and increasing flour costs.

General and administrative expense was down about $11,000 for the 1st half of 2003 and up about $6,000 in the 2nd quarter of 2003, compared to the same periods in 2002. The changes reflect reductions in health insurance costs and bad debt expense partially or wholly offset by increases in payroll, directors’ fees, dues and outside services. Distribution expense was up about $184,000 for the 1st half and up about $84,000 for the 2nd quarter without significant changes in sales because of increased salesman payroll, increased advertising and freight at Swiss and increased workers compensation insurance costs. Net interest expense decreased about $34,000 for the 1st half of 2003 and decreased about $19,000 for the 2nd quarter of 2003 because of lower interest rates and lower long-term debt, in spite of higher borrowings under the bank line of credit and interest on the note payable incurred in the purchase of a long goods line. Other income increased primarily because of insurance proceeds from an ingredient vendor’s carrier for a scrapped product batch.

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

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit, as modified effective June 3, 2003, is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank’s “Base Rate.” The maximum amount of the line of credit is the lesser of $4,000,000, or 45% of inventories plus 80% of receivables, with a limit of $1,700,000 for inventories, determined monthly. The inventories percent and limit change to 30% and $1,000,000 at August 1, 2003. At June 30, 2003 the “Base Rate” was 4.00% per annum, the maximum amount of the line of credit was $4,000,000 and the Company had $4,000,000 of borrowings under the bank line of credit.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company’s meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 1.1% per annum at June 30, 2003. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, total $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments. The $4,060,000 letter of credit expires October 15, 2003, and the Company is obligated to maintain a like letter of credit until the bonds mature. Comerica was not obligated to extend the letter of credit but has agreed to extend it until October 2008.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,500,000, increasing by 50% of net income per year beginning with the year ending December 31, 2003; working capital not less than $0 increasing by $200,000 at December 31, 2003 and $50,000 each quarter thereafter; a debt to tangible net worth ratio of not more than 2; and debt service coverage not less than 1.3. The Company was in default under the working capital covenant at June 30, 2003 and the bank has waived the default. The Company expects to be in compliance with all covenants at September 30 and December 31, 2003.

Cash decreased $209,439 in the 1st half of 2003 compared to a $125,385 decrease in the 1st half of 2002. Operating activities used $484,005 of cash primarily from increases in accounts receivable, inventories and prepaid expenses, partially offset by net earnings, depreciation and amortization, and increases in accounts payable, accrued liabilities and income taxes payable. The increase in accounts receivable resulted from increased sales in the 2nd quarter of 2003 and customers taking slightly longer to pay, without any significant change in the aging of accounts receivable. Inventories increased because both meat and flour costs are up from a year ago and because Swiss has increased the inventories it carries in anticipation of customers’ needs. Prepaid expenses are up primarily because of a workers compensation insurance deposit. Investing activities used $904,162 of cash for additions to property and equipment, primarily a second long goods line for Royal, and financing activities provided $1,178,728 of cash primarily from increased borrowing under the bank line and the note payable incurred in the purchase of the long goods line, offset by payments on the long-term debt and the capital lease obligation.

The Company purchased a second used long goods line for the pasta division in the 2nd quarter of 2003. The line was disassembled and shipped to Royal’s plant with delivery completed in early July 2003. The estimated total cost of the line is approximately $1,000,000 and the line is expected to be operational by the end of 2003. The Company has financed the acquisition of the line with cash borrowed under the line of credit and a $375,000 short term note to the seller and is seeking an equipment loan for a major part of the cost. The second line is more modern and is expected to produce high quality goods faster and more efficiently than Royal’s existing line. The addition of a second line will enable Royal to produce two long goods products at the same time and reduce change-overs.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods. The lease payments are estimates because they are proportional to pounds of a product sold.

		Six Months Ending December 31,	Year Ending December 31,

(amounts in thousands)	Totals	2003	2004	2005	2006	2007	Thereafter

Long-Term Debt	$6,107	253	504	435	340	137	4,438
Capital Lease Obligation	462	24	49	48	48	48	245

Totals	$6,569	277	553	483	388	185	4,683

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

Critical Accounting Policies

The Securities and Exchange Commission defines a critical accounting policy as one which is both important to the portrayal of the registrant’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical for the Company are determining the allowance for doubtful accounts and valuing inventory.

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At June 30, 2003, the Company had no allowance for doubtful accounts because based on the factors stated above, there is no indication that any receivables are uncollectible.

Inventory. Inventory is valued at the lower of cost or market, where market is generally the fair value less the cost to sell. The Company reviews the carrying value of its inventory on a periodic basis by determining the market value for the items in inventory and comparing the market value to the carrying value. In instances where the market value is lower than the carrying value, the Company writes down the inventory accordingly. If circumstances change (e.g. unexpected shifts in market demand) there could be a material impact on the net realizable value of the inventory.

Estimates involving critical accounting policies are based on historical data and anticipated future events, and actual results may differ from the Company’s estimates.

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

The Company held its annual meeting of shareholders on Tuesday, April 22, 2003, at 11:00 a.m. at the Company’s principal office. Shareholders representing 2,631,499 or 83.3% of the 3,158,210 shares entitled to vote were present in person or by proxy, with 14,233 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

Nominee	For	Withheld	Without Authority

John D. Determan	2,545,618	16,838	68,543
Theodore L. Arena	2,553,552	8,904	68,543
Ronald A. Provera	2,561,256	1,200	68,543
Santo Zito	2,558,256	4,200	68,543
Thomas J. Mulroney	2,556,452	6,004	68,543
Louis A. Arena	2,561,356	1,100	68,543
Joseph W. Wolbers	2,561,456	1,000	68,543
John M. Boukather	2,562,456	-0-	68,543

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st half of 2003 under its stock repurchase program.

During the 1st half of 2003, the Company sold 35,276 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.21 per share. From inception of the Plan through June 30, 2003, employees have purchased a total of 703,909 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st six months of 2003.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 2nd quarter of 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The only exhibits filed with this report are Exhibit 31 - Section 302 Certifications and Exhibit 32 - Section 906 Certifications.

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2003	PROVENA FOODS INC.
	By	/s/ THOMAS J. MULRONEY

Thomas J. Mulroney Vice President and Chief Financial Officer