Form 10-Q
period 2003-09-30
PROVENA FOODS INC
filed 2003-11-03
CIK 814139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of Provena Foods Inc. Common Stock outstanding at September 30, 2003 was:

Common Stock    3,198,904

PROVENA FOODS INC.

Form 10-Q Report for the Third Quarter Ended September 30, 2003

-ii-

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$11,636,275	9,725,909	29,877,259	28,401,176
Cost of sales	10,723,038	8,372,080	27,048,522	25,113,962

Gross profit	913,237	1,353,829	2,828,737	3,287,214
Operating expenses:
Distribution	422,432	309,689	1,214,000	917,424
General and administrative	444,088	569,373	1,370,793	1,507,367

Operating income	46,717	474,767	243,944	862,423
Interest expense, net	(117,564)	(157,705)	(345,586)	(419,419)
Other income, net	48,287	61,604	203,647	177,993

Earnings (loss) before income taxes	(22,560)	378,666	102,005	620,997
Income tax expense (benefit)	(9,000)	150,000	41,000	243,857

Net earnings (loss)	$(13,560)	228,666	61,005	377,140

Earnings (loss) per share:
Basic	$—	.07	.02	.12

Diluted	$—	.07	.02	.12

Shares used in computing earnings (loss) per share:
Basic	3,193,462	3,126,630	3,175,866	3,113,173

Diluted	3,193,462	3,126,630	3,175,866	3,113,173

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$137,957	350,433
Accounts receivable, less allowance for doubtful accounts of $9,000 at 2003 and $0 at 2002	4,024,355	2,772,039
Inventories	4,084,777	2,944,123
Prepaid expenses	205,252	41,829
Deferred tax assets	139,130	139,130

Total current assets	8,591,471	6,247,554

Property and equipment, net	16,161,667	15,587,363
Other assets	230,239	232,095
Deferred tax assets, net of current	89,054	89,054

	$25,072,431	22,156,066

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,792,344	2,922,729
Current portion of long-term debt	649,888	495,285
Current portion of capital lease obligation	48,180	113,200
Accounts payable	1,859,554	1,293,481
Accrued liabilities	2,022,197	1,123,138
Deferred tax liability	46,394	46,394
Income taxes payable	12,570	—

Total current liabilities	8,431,127	5,994,227

Long-term debt, net of current portion	5,500,099	5,903,883
Capital lease obligation, net of current portion	401,274	372,625
Notes payable, net of current portion	729,000	—
Deferred tax liability, net of current	370,408	370,408

Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,198,904 at 2003 and 3,147,087 at 2002	5,123,829	5,059,234
Retained earnings	4,516,694	4,455,689

Total shareholders’ equity	9,640,523	9,514,923

	$25,072,431	22,156,066

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$61,005	377,140
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	636,863	603,365
Allowance for doubtful accounts	9,000	91,225
Increase in accounts receivable	(1,261,316)	(468,475)
Increase in inventories	(1,140,654)	(80,155)
Increase in prepaid expenses	(163,423)	(61,542)
Increase (decrease) in income taxes payable	12,570	(15,000)
Decrease (increase) in other assets	1,856	(56,446)
Increase in accounts payable	566,073	199,213
Increase in accrued liabilities	899,059	301,045
Decrease in deferred tax assets	—	186,827

Net cash provided by (used in) operating activities	(378,967)	1,077,197

Cash flows from investing activities:
Additions to property and equipment	(1,211,167)	(85,773)

Net cash used in investing activities	(1,211,167)	(85,773)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt and notes payable	479,819	(389,128)
Payments on capital lease obligation	(36,371)	(59,181)
Proceeds from (repayments of) line of credit	869,615	(740,805)
Proceeds from sale of capital stock	64,595	57,839

Net cash provided by (used in) financing activities	1,377,658	(1,131,275)

Net decrease in cash and cash equivalents	(212,476)	(139,851)
Cash and cash equivalents at beginning of period	350,433	206,777

Cash and cash equivalents at end of period	$137,957	66,926

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$339,980	414,069
Income taxes	$60,600	72,030

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

September 30, 2003 and 2002 (Unaudited)

(1)    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

(2)    Inventories

Inventories at September 30, 2003 and December 31, 2002 consist of:

	2003	2002
Raw materials	$1,533,276	1,128,576
Work-in-process	1,037,936	705,993
Finished goods	1,513,565	1,109,554

	$4,084,777	2,944,123

(3)    Segment Data

Business segment sales and operating income (loss) for the three months and nine months ended September 30, 2003 and 2002 and assets at September 30, 2003 and December 31, 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales to unaffiliated customers:
Swiss American Sausage division	$10,110,601	8,377,048	25,670,011	24,135,594
Royal-Angelus Macaroni division	1,525,674	1,348,861	4,207,248	4,265,582

Total net sales	$11,636,275	9,725,909	29,877,259	28,401,176

Operating income (loss):
Swiss American Sausage division	$154,998	646,299	529,829	1,187,268
Royal-Angelus Macaroni division	(163,256)	(181,148)	(432,935)	(434,633)
Corporate	54,975	9,616	147,050	109,788

Operating income	$46,717	474,767	243,944	862,423

	September 30, 2003	December 31, 2002
Identifiable assets:
Swiss American Sausage division	$19,896,586	17,709,638
Royal-Angelus Macaroni division	4,605,134	3,842,313
Corporate	570,711	604,115

Total assets	$25,072,431	22,156,066

(4)    Net Earnings (Loss) and Earnings (Loss) per Share

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company has not reported compensation expense for its grants of stock options. Had the Company reported the fair value at the date of grant as compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) would have been the pro forma amounts set forth below. Basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. Options for 107,111 shares were not used for the diluted earnings (loss) calculations below because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$(13,560)	228,666	61,005	377,140
Net stock-based compensation expense	—	—	—	—

Pro forma net earnings (loss)	(13,560)	228,666	61,005	377,140

Weighted average number of shares - basic	3,193,462	3,126,630	3,175,866	3,113,173
Incremental shares for options	—	—	—	—

Weighted average number of shares plus incremental shares - diluted	3,193,462	3,126,630	3,175,866	3,113,173

Earnings (loss) per share: Basic - as reported	$—	.07	.02	.12

Basic - pro forma	$—	.07	.02	.12

Diluted - as reported	$—	.07	.02	.12

Diluted - pro forma	$—	.07	.02	.12

(5)    Debt

The Company has short-term and long-term debt agreements consisting of a line of credit, various equipment loans, real estate loans and industrial development revenue bonds (“IDRB”). The IDRB debt is secured by a letter of credit that expires in October 2008.

Under the line of credit, equipment and real estate loan agreements, the Company is required to meet certain financial and non-financial covenants. The Company was in compliance with the covenants for the quarter ended September 30, 2003, and believes it is probable that it will be in compliance for the next 12 months.

In June 2003, the Company issued a $375,000 short-term note payable bearing interest at 9% per annum and due in December 2003 for the purchase of certain equipment for the pasta division. In September 2003, the Company borrowed an additional $500,000 from the bank for the purchase of the equipment under a short-term note payable bearing interest at 4.75% per annum and due November 1, 2003. The Company anticipates refinancing these notes payable on a long term basis and has a commitment for an $866,750 five-year term loan secured by the equipment bearing interest at 3.65% over a commercial paper rate. Accordingly, the Company has classified these notes payable as long-term in the accompanying September 30, 2003 balance sheet.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2003	2002	2003	2002
	(amounts in thousands)
Net sales by division:
Swiss American	$10,111	8,377	25,670	24,135
Royal-Angelus	1,525	1,349	4,207	4,266

Total	$11,636	9,726	29,877	28,401

Sales in thousands of pounds by division:
Swiss American	6,501	5,985	17,085	16,506
Royal-Angelus	2,991	2,577	8,124	7,910

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

Swiss American Sausage Co. Meat Division (“Swiss”)

Sales by the processed meat division increased 6% in dollars and 4% in pounds in the 1st nine months of 2003 and increased 21% in dollars and 9% in pounds in the 3rd quarter of 2003, compared to the same periods of 2002. Sales in dollars increased proportionately more than sales in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $529,829 profit for the 1st nine months of 2003 compared to a $1,187,268 profit for the 1st nine months of 2002, and at a $154,998 profit for the 3rd quarter of 2003 compared to a $646,299 profit for the 3rd quarter of 2002. Reduced profits were caused primarily by higher workers compensation insurance costs, higher freight costs from greater shipping volume and distances, and meat cost increases outpacing increases in selling prices.

Royal-Angelus Macaroni Company Pasta Division (“Royal”)

The pasta division’s sales decreased about 1% in dollars but increased 3% in pounds in the 1st nine months of 2003 and increased 13% in dollars and 16% in pounds in the 3rd quarter of 2003, compared to the same periods of 2002. The increases in sales in pounds were not matched by proportionate increases in sales in dollars because of aggressive pricing at Royal directed toward meeting competition and maintaining volume. Royal operated at a $432,935 loss for the 1st nine months of 2003 compared to a $434,633 loss for the 1st nine months of 2002 and a $163,256 loss for the 3rd quarter of 2003 compared to a $181,148 loss for the 3rd quarter of 2002. Although there was some improvement in sales in pounds and operating results, Royal continues to be adversely affected by competition resulting from increased industry capacity. Some of the causes of the continuing losses were aggressive pricing, the increased cost of an additional salesman and increased workers compensation insurance cost.

The Company

Company sales were up 5% in the 1st nine months of 2003 compared to the 1st nine months of 2002 and were up 20% in the 3rd quarter of 2003 compared to the 3rd quarter of 2002. The Company realized net earnings of $61,005 for the 1st nine months of 2003 compared to net earnings of $377,140 a year ago and a net loss of $13,560 for the 3rd quarter of 2003 compared to net earnings of $228,666 a year ago. Swiss accounted for the increased sales and decreased earnings. The Company’s gross margins for the 1st nine months and 3rd quarter of 2003 were 9.5% and 7.8%, respectively, compared to 11.6% and 13.9% a year ago. Both divisions contributed to the decreased Company margins, Royal from aggressive pricing and Swiss from meat cost increases. Royal’s aggressive pricing reduced Royal’s margins, but resulted in increased sales in pounds and smaller losses. Increased volume is regarded as essential to Royal’s return to profitability. At Swiss, meat costs and selling prices increased steadily during the year, but resistance to selling price increases caused selling price increases to lag behind meat cost increases, reducing margins and profits. Meat costs are not expected to increase indefinitely, and level or falling meat costs should increase the profitability at Swiss.

General and administrative expense was down about $137,000 for the 1st nine months of 2003 and about $125,000 in the 3rd quarter of 2003, compared to the same periods in 2002. The decreases reflect reductions in health insurance costs, bad debt expense and outside services partially offset by increases in dues and bank charges. Distribution expense was up about $297,000 for the 1st nine months and $113,000 for the 3rd quarter because of increased salesman payroll, increased advertising and freight at Swiss and increased workers compensation insurance costs. Net interest expense decreased about $74,000 for the 1st nine months and $40,000 for the 3rd quarter of 2003 because of lower interest rates. Other income increased for the 1st nine months because of insurance proceeds from a vendor for a scrapped product batch, but decreased for the 3rd quarter because of reduced by-product salvage sales at Swiss.

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

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit, as modified effective August 5, 2003, is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 0.75% over the bank’s “Base Rate.” The maximum amount of the line of credit is the lesser of $4,000,000, or 40% of eligible inventories plus 80% of eligible receivables, with a limit of $1,500,000 for inventories, determined monthly. The inventories percent and limit change to 30% and $1,000,000 at November 2, 2003. At September 30, 2003 the “Base Rate” was 4.00% per annum, the maximum amount of the line of credit was $4,000,000 and the Company had $3,792,344 of borrowings under the bank line of credit.

As part of the credit facility, Comerica Bank-California issued a $4,060,000 letter of credit to support $4,000,000 of industrial development bonds issued in 1998 for costs relating to the construction of the Company’s meat plant. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate - 1.15% per annum at September 30, 2003. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund began May 1, 2000, totaled $76,700 the first year and increase about 5.6% each year until May 1, 2022, when $813,500 of remaining principal is payable in 18 equal monthly payments.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,500,000, increasing by 50% of net income per quarter beginning with the quarter ending December 31, 2003; working capital not less than $0 increasing by $200,000 at December 31, 2003 and $50,000 each quarter thereafter; a debt to tangible net worth ratio of not more than 2; and cash flow coverage not less than 1.3. The Company was in compliance with the financial covenants at September 30, 2003 and expects to be in compliance at December 31, 2003.

Cash decreased $212,476 in the 1st nine months of 2003 compared to a $139,851 decrease in the 1st nine months of 2002. Operating activities used $378,968 of cash primarily from increases in accounts receivable, inventories and prepaid expenses, partially offset by net earnings, depreciation and amortization, and increases in accounts payable and accrued liabilities. Most of the increase in accounts receivable occurred in the third quarter from the increase in sales and from customers taking slightly longer to pay, without a material change in the aging of accounts receivable. Inventories decreased in the third quarter but are up from December 31, 2002 because of increased sales, because both meat and flour costs are up, and because Swiss has increased the inventories it carries in anticipation of customers’ needs. Prepaid expenses are up primarily because of a workers compensation insurance deposit. Investing activities used $1,211,166 of cash for additions to property and equipment, primarily a second long goods line for Royal, and financing activities provided $1,377,658 of cash primarily from increased borrowings under the bank line and the notes payable incurred in the purchase of the long goods line.

The Company purchased a second used long goods line for the pasta division in the 2nd quarter of 2003. The line was disassembled and shipped to Royal’s plant with delivery completed in early July 2003. The estimated total cost of the line is approximately $1,000,000 and the line is expected to be operational by the end of 2003. The Company has financed the acquisition of the line with a $375,000 short term note to the seller and a $500,000 short term loan from Comerica and has a commitment for a long-term equipment loan for a major part of the cost that is expected to close in the 4th quarter of 2003. The second line is more modern and is expected to produce high quality goods faster and more efficiently than Royal’s existing line. The addition of a second line will enable Royal to produce two long goods products at the same time and reduce production interruptions for product changes.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods. The lease payments are estimates because they are proportional to pounds of a product sold.

		Three Months Ending December 31,	Year Ending December 31,
(amounts in thousands)	Totals	2003	2004	2005	2006	2007	Thereafter
Long-Term Debt	$6,879	325	679	610	515	312	4,438
Capital Lease Obligation	449	11	49	48	48	48	245

Totals	$7,328	336	728	658	563	360	4,683

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At September 30, 2003, the Company had a $9,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables are uncollectible.

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

New Accounting Standards

The following standards and interpretations are adopted by the Company as they become effective and, in the opinion of management, have not had and will not have a material effect on the Company’s financial position or results of operations:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities” effective December 31, 2002. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” effective December 15, 2002. FIN No. 45 is an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FIN No. 34 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” effective December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and to require prominent disclosures in both annual and interim financial statements. The required disclosures are included in the notes to the accompanying condensed financial statements.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” effective immediately. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined therein.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” effective June 30, 2003. SFAS No. 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, (ii) Clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FIN No. 45, and (iv) amends certain other existing pronouncements to result in more consistent reporting of contracts either as derivatives of hybrid instruments.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective May 31, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify certain instruments as liabilities in its balance sheet.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The industrial development bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the industrial development bonds would change annual interest expense by almost $40,000. Assuming an average bank line of credit balance of $3,700,000 plus $1,800,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $55,000.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None.

ITEM 5.    OTHER INFORMATION

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st nine months of 2003 under its stock repurchase program.

During the 1st nine months of 2003 the Company sold 51,817 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.25 per share. From inception of the Plan through September 30, 2003, employees have purchased a total of 720,450 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st nine months of 2003.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 3rd quarter of 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The only exhibits filed with this report are Exhibit 31 - Section 302 Certifications and Exhibit 32 - Section 906 Certifications.

(b)	No reports on Form 8-K were filed during the three months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2003	PROVENA FOODS INC.

By /s/ THOMAS J. MULRONEY
Thomas J. Mulroney Vice President and Chief Financial Officer