Form 10-K
period 2003-12-31
PROVENA FOODS INC
filed 2004-03-30
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of June 30, 2003 was $3,977,954.

The number of shares of Provena Foods Inc. Common Stock outstanding on February 26, 2004 was 3,359,706.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐  No    ☒

PROVENA FOODS INC.

2003 FORM 10-K ANNUAL REPORT

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

Swiss American Sausage Co. Meat Division

During the years ended December 31, 2003 and 2002, sales by Swiss accounted for 86.79% and 85.07%, respectively, of the Company’s net sales. Swiss’s slightly higher proportion of Company sales in 2003 resulted from a modest increase in sales at Swiss and essentially flat sales at Royal. The Company’s processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company’s meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company also sells processed meat products to the U. S. Government. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

Royal-Angelus Macaroni Company Pasta Division

During the years ended December 31, 2003 and 2002, sales by Royal-Angelus accounted for 13.21% and 14.93%, respectively, of the Company’s net sales. Royal’s lower proportion of Company sales in 2003 resulted from increased sales at Swiss and basically unchanged sales at Royal. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

The Company’s pasta products are produced at its production plant in Chino, California. The Company also owns a building adjacent to the pasta plant and currently occupies 40% of the building as part of its pasta plant and leases 60% to a tenant through February 2005. The pasta plant has a theoretical production capacity estimated at 30,000,000 pounds per year.

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

Marketing and Distribution

The Company’s processed meat and pasta products have been marketed primarily by the Company’s management personnel, food brokers, and three full-time salaried sales people. Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.

Dependency on a Limited Number of Large Customers

A substantial portion of the Company’s net sales has in recent years resulted from sales to a few customers. See Note 12 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company’s largest customers for the year ended December 31, 2003:

Division	Number of Customers	Division Sales %	Company Sales %
Swiss American	3	50%	45%
Royal-Angelus	1	11%	1%

Totals	4		46%

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

Employees

As of December 31, 2003, the Company employed 233 full-time employees, 173 in production at Swiss in Lathrop, California, 44 in production at Royal-Angelus in Chino, California, 8 in clerical and office functions, 3 in sales activities, and 5 in management activities.

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

Health Benefits

The Company provides health insurance benefits to all of its employees and their dependents. Its union and non-union employees are covered by a union-sponsored health insurance plan.

Workers’ Compensation

In 2002, the Company’s workers’ compensation cost was $710,277, and the Company was fully insured. The Company chose a modified workers’ compensation insurance for 2003 because the cost had approximately tripled. In 2003, the Company’s workers’ compensation expense was $1,324,473 and through the date of this report the cost of claims settled plus administrative costs for 2003 was $835,632. The remaining amount of $488,841, already paid to the insurance company, is the estimated cost to cover pending claims for 2003. As the claims for 2003 are ultimately settled, the Company will pay the excess over the $488,841 or receive a refund of the unused portion of the $488,841.

The Company remains on the modified workers’ compensation insurance for 2004, and will pay an insurance company $704,460 for administration of its workers’ compensation claims, and pay for claims settled and post deposits as reserves against claims pending. The insurance company requires a $300,000 deposit at the end of each quarter, aggregating $1,200,000 for 2004, or a letter of credit, supporting the Company’s obligations to pay claims and post reserves. The Company is seeking letters of credit from Comerica Bank-California in lieu of the deposits and is advised that the bank will charge 2% per annum on the amounts of the letters of credit. The modified workers’ compensation insurance does not provide stop loss coverage and consequently the Company is at risk for the cost in excess of $488,841 of settlement of pending claims for 2003 and the cost of settlement of all claims for 2004. Total settled claims for a year have never exceeded $500,000.

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

The Company’s pasta production plant is an approximately 41,000 square foot facility located in Chino, California, occupied by the Company since 1987. In 1995, the Company purchased an approximately 44,000 square foot building adjacent to the pasta plant and currently occupies 40% of the building for pasta warehousing and leases 60% to a cold storage manufacturer through February 2005. The Chino plant has a theoretical production capacity estimated at 30,000,000 pounds annually.

ITEM 3.	LEGAL PROCEEDINGS

The Company, from time to time, is involved in routine claims and litigation incidental to its business. Management believes that none will have a material adverse effect on the Company’s business, financial condition or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the American Stock Exchange under the symbol “PZA”. The following table sets forth high and low prices as traded on the American Stock Exchange:

		Quarter of Fiscal Year Ended December 31
		First	Second	Third	Fourth
2002	High	$1.60	1.75	1.45	1.39
	Low	1.00	1.22	1.05	1.00

2003	High	1.24	1.35	1.55	1.45
	Low	1.01	1.10	1.23	1.25

The closing price on December 31, 2003 was $1.28.

Common Stock

The Company’s Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 2003 the Company had issued and outstanding 3,209,706 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988 and paid a dividend every quarter through the second quarter of 2001. A covenant under the Company’s credit facility with Comerica Bank-California currently prohibits dividends without the bank’s consent. The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, the bank’s consent and other factors deemed relevant by the Board.

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

Common Stock Repurchase and Sales

The Company has had a program since January 11, 1988 authorizing the repurchase of shares of its common stock up to the number of shares issued under the Company’s 1988 employee stock purchase plan, but the Company has not repurchased any shares under this program since 1995.

In addition, the Company must accept outstanding shares at fair market value in payment of the exercise price of options under the Company’s 1987 Incentive Stock Option Plan. The Company has received no shares in payment of the exercise price of options since 1998.

Under the 1988 employee stock purchase plan, in 2003 employees purchased 62,619 newly issued shares at an average price of $1.27 per share. Employees have purchased a total of 731,252 shares under the plan through December 31, 2003, at an average price of $2.58 per share. Under the plan, non-union employees employed at least 6 months, other than officers and directors, may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The plan has been suspended while additional shares are being registered under a Form S-8 Registration Statement and listed on the American Stock Exchange. When the plan is operating, employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and accumulate at a rate of about $90,000 per year.

See Stock Grant Plan under Item 11. Executive Compensation for information on the Company’s Stock Grant Plan.

No shares were purchased by exercise of Incentive Stock Options in 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the headings Statement of operations data and Balance sheet data as of and for each of the years in the five-year period ended December 31, 2003 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors. The selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the balance sheets as of December 31, 2003 and 2002 and the statements of operations, shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2003, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

		Year Ended December 31,
		2003	2002	2001	2000	1999
		(Amounts in thousands except per share data)
	Statement of operations data:
	Net Sales	$43,188	37,977	36,007	27,309	20,628
	Cost of sales	39,348	33,571	33,295	25,535	20,371

	Gross profit	3,840	4,406	2,712	1,774	257
	Distribution, general and administrative expenses	3,463	3,239	2,897	2,638	2,651

	Operating income (loss)	377	1,167	(185)	(864)	(2,394)
	Interest income (expense), net	(618)	(522)	(690)	(746)	(175)
	Other income, net	258	266	292	155	2,637

	Earnings (loss) before income taxes	17	911	(583)	(1,455)	68
	Income tax expense (benefit)	(1)	353	(313)	(577)	30

	Net earnings (loss)	$18	558	(270)	(878)	38

Earnings (loss) per share:	Basic	$.01	.18	(.09)	(.29)	.01

	Diluted	$.01	.18	(.09)	(.29)	.01

	Cash dividends paid per share	$—	—	.06	.12	.12
Weighted average number of shares outstanding (1):	Basic	3,184	3,120	3,064	3,006	2,946
	Diluted	3,184	3,120	3,064	3,006	2,961
	Balance sheet data (end of period):
	Working capital (deficit)	$2,115	253	(491)	307	1,878
	Property and equipment (net)	16,464	15,587	16,129	16,101	16,119
	Total assets	25,187	22,021	22,394	22,357	22,745
	Long-term debt and capital lease obligation, including current oprtion	9,715	6,885	6,850	6,885	7,330
	Shareholders’ equity	9,613	9,515	8,881	9,238	10,338

(1)	The Company sold shares under its employee stock purchase plan and its incentive stock option plan in the years as shown:

	2003	2002	2001	2000	1999
Purchase Plan Shares Sold	62,619	57,571	54,507	62,980	56,293
Incentive Option Shares Sold	—	—	—	—	2,638

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a specialty food processor operating two well-established divisions, the Swiss meat division and the Royal pasta division. Both divisions have their operations in California. Both operate Company-owned plants that are capital intensive, requiring heavy investments in property and equipment. Both are in competitive industries, often experiencing long periods of intense competition when their industry develops an over-capacity. Both have many competitors that are larger and have greater financial resources than the Company. Both can be affected by contemporary health considerations, such as mad cow disease and the Atkins diet.

Company sales increased in 2003 from 2002 but its net income dwindled, both because of higher sales and lower profitability at Swiss. Swiss’s operating profit fell by over half from 2002 to 2003 because of an extraordinary increase in workers’ compensation costs and because meat costs increased throughout 2003 and selling prices failed to keep up. The U.S. case of mad cow disease discovered in December 2003 is causing reduced domestic and foreign demand for products containing beef and will have a negative impact on Swiss. Royal has been experiencing a long period of operating losses from intense competition. Its annual losses have been decreasing but increased workers’ compensation costs and perhaps the Atkins diet limited the improvement in 2003. There are indications that the over-capacity and intense competition in the pasta industry may begin to diminish, and Royal’s ability to compete is expected to be enhanced when its second long-goods line, acquired in 2003, becomes operational in 2004. At the end of 2003, the Company increased its liquidity and working capital by restructuring part of its debt, increasing its long term debt and reducing its borrowings under its bank line of credit.

Results of Operations

The following table sets forth operating data for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	(Dollars in thousands)
Net sales	$43,188	100.0%	$37,977	100.0%	$36,007	100.0%
Cost of sales	39,348	91.1	33,571	88.4	33,295	92.5

Gross profit	3,840	8.9	4,406	11.6	2,712	7.5
Distribution, general and administrative expenses	3,463	8.0	3,239	8.5	2,897	8.0

Operating income (loss)	377	0.9	1,167	3.1	(185)	(0.5)
Interest expense, net	(618)	(1.4)	(522)	(1.4)	(690)	(1.9)
Other income, net	258	0.6	266	0.7	292	0.8

Earnings (loss) before income taxes	17	0.0	911	2.4	(583)	(1.6)
Income tax expense (benefit)	(1)	(0.0)	353	0.9	(313)	(0.9)

Net earnings (loss)	$18	0.0%	$558	1.5%	$(270)	(0.7)%

Sales in thousands of pounds by division
Swiss American	24,461			22,257		19,959
Royal-Angelus	10,898			11,052		11,921

Forward-Looking Statements

The discussions throughout this report may contain “forward-looking statements” that express or imply expectations of future performance, developments or occurrences. Actual events may differ materially from these expectations due to uncertainties relating to the economy, competition, demand, commodities, credit markets, energy supplies and other factors.

8

Comparison of Years Ended December 31, 2003 and 2002

In 2003, Company net sales of $43,188,000 were up 13.7% from 2002 sales of $37,977,000. The increase in sales was attributable to the meat division, with pasta division sales essentially unchanged. The trend of increased Company sales, caused by demand for Swiss products, is expected to continue with smaller sales increases at Swiss augmented by sales increases at Royal. Net income of $18,000 for 2003 was down materially from 2002 net income of $558,000. The decline in net income resulted from a reduced operating profit at Swiss and the failure of Royal to significantly reduce its operating loss. The single most significant cause of the decline in net earnings was an over $600,000 increase in workers’ compensation expense.

The meat division’s sales were up about 16% in dollars and 10% in pounds and it operated at a $680,000 profit for 2003 compared to a $1,547,000 profit for 2002. Swiss’s sales for the 4th quarter of 2003 were up 45% in dollars and 28% in pounds from the 4th quarter of 2002. The percentage increases were greater in dollars than in pounds because of increases in selling prices reflecting higher meat costs. The 4th quarter increases in part reflect an abnormal decrease in sales in the 4th quarter of 2002.

Swiss’s sales in dollars and in pounds have increased each year since its meat plant was completed in 1999. Its reduced profits in 2003 compared to 2002 were caused primarily by increased plant labor costs, higher workers’ compensation costs, increased health insurance costs, higher freight costs from greater shipping volume and distances, and meat cost increases outpacing increases in selling prices. Swiss’s margins decreased from 11.8% to 8.8% for the year and 12.0% to 7.0% for the 4th quarter. The principal causes of Swiss’s decreased margins were the workers’ compensation cost increase and the lag of price increases as meat costs increased. No further decline in Swiss margins is expected because workers’ compensation costs are not expected to increase and Swiss will endeavor to adjust selling prices to more accurately reflect meat costs. Although the decline in operating profit at Swiss is disappointing, Swiss operated at a substantial profit in 2003 despite an approximately $500,000 increase in workers’ compensation expense and continued its trend of increasing sales.

The pasta division’s sales increased about 0.6% in dollars but decreased 1.4% in pounds and it operated at a $512,000 loss in 2003 compared to a $525,000 loss in 2002. The pasta division’s sales for the 4th quarter of 2003 were up 7% in dollars but down 12% in pounds from the same quarter of 2002. The declines in sales in pounds reflect continued intense competition resulting from excess industry capacity. Sales in dollars increased in spite of decreased sales in pounds because of the production of a much higher proportion of premium packaged goods in the 4th quarter of 2003. Royal’s margins for the year and 4th quarter of 2003 were 9.6% and 12.6%, respectively, compared to 10.4% and 10.0% a year ago. Royal continued its trend of decreasing operating losses despite an increase of about $100,000 in workers’ compensation expense, and that trend is expected to continue because Royal’s second long-goods line is expected to become operational in the 1st quarter of 2004 and is expected to produce high quality goods faster and more efficiently than Royal’s existing line (see Liquidity and Capital Resources, below).

The Company’s gross profit for 2003 was $3,840,000 or 8.9% of net sales compared to $4,406,000 or 11.6% of net sales in 2002. Gross profit decreased in dollars and as a percent of net sales primarily because of higher production costs, principally plant labor at Swiss, and workers’ compensation expense. These decreases in gross profit in dollars and as a percent of net sales are not expected to continue as workers’ compensation expense is expected to remain at present levels, Swiss intends to more accurately prices its sales and Royal continues the trend of increased margins that began in the 4th quarter of 2003. Distribution, general and administrative expenses for 2003 were up about 7% from 2002 on a 13.7% increase in sales. Distribution expenses were up about $332,000, or 26%, due to increased freight costs at Swiss and increased workers’ compensation costs. General and administrative expenses were down about $107,000 primarily due to decreased bad debt expense, health insurance cost and officer compensation, partially offset by increased legal expense. Further increases in distribution expenses are not expected because workers’ compensation expense is not expected to increase and Swiss intends to remedy the increased freight costs by avoiding the sales that were causing them.

Net interest expense increased in 2003 from 2002 because the pre-payment of the industrial development bonds required that unamortized bond fees be expensed. Otherwise net interest expense was lower in 2003 because of lower interest rates. The $866,750 new equipment loan for the second long-goods line will increase interest expense in 2004, but the additional borrowing of about $2,000,000 under the new bonds will bear a lower interest rate than the same amount of borrowing would bear under the bank line of credit. (See Liquidity and Capital Resources, below.) Other income decreased slightly in 2003 from 2002 because of reduced waste product sales at Swiss. Income tax expense decreased because of the reduced earnings before income taxes and was changed from an expense to a benefit primarily because of a state income tax credit.

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

Net interest expense decreased in 2002 from 2001 because of lower interest rates on lower borrowings. Other income decreased in 2002 from 2001 because of reduced waste product sales at Swiss. The income tax benefit changed to an income tax expense because of the change from a loss before income taxes to earnings before income taxes.

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate which is 0.75% over the bank’s “Base Rate.” The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly. At December 31, 2003 the Base Rate was 4.0% per annum, the maximum amount of the line of credit was $4,000,000 and the Company had $382,717 of borrowings outstanding under the line of credit, resulting in $3,617,283 of borrowings available under the line of credit at December 31, 2003. The amounts of any letters of credit from Comerica supporting the Company’s obligations to pay workers’ compensation claims and post reserves will be applied in reduction of the borrowings available under the line of credit (see Workers’ Compensation under Item 1. Business).

As part of the credit facility, in 1998 the Company borrowed $4,000,000 by the issuance of industrial development bonds repayable in installments through 2022 and supported by a letter of credit issued by Comerica. On December 30, 2003, the Company increased its liquidity by borrowing $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by a $6,378,750 letter of credit issued by Comerica. Net proceeds of the new bonds of about $6,100,000 were used to retire the then existing industrial development bonds, pay down the bank line of credit and provide additional working capital. The new bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate—1.24% per annum at December 31, 2003. The Company must make monthly interest payments on the new bonds and monthly principal payments into a sinking fund used annually to reduce the aggregate outstanding principal of the new bonds. The principal payments for the first 5 years are about $12,900 per month with annual increases calculated to amortize the new bonds over 20 years. The monthly principal payments and amortization after the first 5 years are subject to agreement between the Company and Comerica. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,378,750 letter of credit expires December 30, 2008 and Comerica is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1 until December 31, 2004, increasing to 1.25 to 1 thereafter; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in compliance with the covenants at December 31, 2003.

In 1999, the Company completed the construction of a 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, and purchased an adjacent 2 acres for possible future expansion, for a total cost of about $13,225,000. The meat plant has adequate production capacity to meet the foreseeable demand for its products.

The pasta plant has three short-good lines and two long-goods lines, including a second used long-goods line purchased in 2003 and expected to be operational in the 1st quarter of 2004. The second line is more modern and is expected to produce high quality goods faster and more efficiently than Royal’s existing line. The addition of a second line will enable Royal to produce two long-goods products at the same time and reduce production interruptions for product changes. The total cost of the second long-goods line is estimated at $1,250,000, part of which was financed on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. With the second long-goods line, the plant has adequate production capacity to meet the foreseeable demand for its products. The two pasta buildings provide ample capacity for possible future expansion.

Additions to property and equipment were about $1,700,000 in 2003 and are expected to be about $565,000 plus any final costs to complete the second long-goods line in 2004.

In 2003, cash decreased about $267,000. Net cash provided by operating activities was about $1,285,000 consisting of net income, depreciation and amortization and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. Accounts receivable and inventories increased from December 31, 2002 but did not increase from September 30, 2003. Accounts receivable increased because of the increase in sales and customers taking slightly longer to pay, without a material change in the aging of accounts receivable. Inventories increased because of increased sales, because both meat and flour costs are up, and because Swiss has increased the inventories it carries in anticipation of customers’ needs. Investing activities used about $1,694,000 for additions to property and equipment, primarily the second long-goods line. Financing activities provided about $141,000, primarily from net proceeds from the bond refinancing, reduced by repayments of the bank line of credit.

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

No quarterly dividends were paid in 2002 or 2003. The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, the bank’s consent under the credit facility covenant, cash flow adequate to satisfy the Company’s obligations and working capital requirements and other factors deemed relevant by the Board.

The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $79,785 in 2003. The plan has been suspended while additional shares are being registered under a Form S-8 Registration Statement and listed on the American Stock Exchange. When the plan is operating, employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and accumulate at a rate of about $90,000 per year.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods as of December 31, 2003. The lease payments are estimates because they are proportional to pounds of a product sold.

	Year Ended December 31,
(amounts in thousands)	Totals	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt	$9,280	727	673	590	398	394	6,498
Capital Lease Obligation	434	48	48	48	48	48	194

Totals	$9,714	775	721	638	446	442	6,692

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At December 31, 2003, the Company had no allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables are uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at December 31, 2003, will not have a material effect on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Notes 4 and 5 of Notes to Financial Statements) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $63,000. Assuming an average bank line of credit balance of $2,000,000 plus $1,640,000 average of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $36,400. The Company believes that the carrying values of the amounts owed under the variable rate demand bonds, the bank line of credit and the equipment loans approximate the fair values.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are submitted in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have been no such changes during the Company’s fourth fiscal quarter.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

John D. Determan, age 71, has been a vice president and director of the Company since 1972, General Counsel from 1986 to 1992, Chief Executive Officer from 1992 to 1998 and Chairman of the Board since 1992. He is a member of the option committee.

Theodore L. Arena, age 61, has been the General Manager of the Company’s Swiss American Sausage Co. meat division since 1976, the President and a director of the Company since 1985 and the Chief Executive Officer since 1998. He is the nephew of Louis A. Arena, a director of the Company.

Ronald A. Provera, age 66, has been the secretary and a director of the Company since 1972 and was the General Manager of Sav-On Food Co., the Company’s distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to the Company’s Royal-Angelus Macaroni Company pasta division. He is a member of the option committee.

Santo Zito, age 67, has been the Company’s plant engineer since 1976, and a vice president and director of the Company since 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

Thomas J. Mulroney, age 59, has been the Company’s chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and a director since 1992.

Louis A. Arena, age 81, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the pasta division from 1975 until his retirement in 1989. He is Chairman of the audit committee.

Joseph W. Wolbers, age 74, has been a director of the Company since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950. He is a member of the audit committee.

John M. Boukather, age 67, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company since 1987. He is a member of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance. Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 2003 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.

Code of Ethics. The Company adopted a code of ethics applicable to all directors, officers and employees in 1989, a copy of which is Exhibit 14.1 “1989 Ethics Policy” to this report.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2003, 2002 and 2001, all compensation of all executive officers of the Company serving at December 31, 2003.

Name and Position	Year	Annual Salary	SEP-IRA Contributions	Cash Bonus
John D. Determan, Chairman of the Board	2003 2002 2001	$76,442 75,000 83,810	$11,466 11,250 12,572

Theodore L. Arena, President and Chief Executive Officer	2003 2002 2001	129,628 125,961 127,307	25,076 27,579 19,096	$37,542 57,900

Ronald A. Provera, Secretary	2003 2002 2001	130,536 127,832 127,766	19,580 19,175 19,165

Santo Zito, Vice President	2003 2002 2001	133,415 130,188 130,532	20,012 19,528 19,580

Thomas J. Mulroney, Chief Financial Officer	2003 2002 2001	127,807 125,000 125,431	19,171 23,526 18,815	31,838

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

For 2003, the Company contributed $405,151 to IRA’s under the plan.

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

Options may no longer be granted under the plan. No options were exercised in 2003. At December 31, 2003, outstanding options to purchase shares at $2-9/16 per share were held 91,458 by Theodore L. Arena and 15,653 by Thomas J. Mulroney. All outstanding options are exercisable at a price which exceeds the 2003 year end stock market closing price of $1.28 per share.

Stock Grant Plan

In 2002, the Board of Directors of the Company conditionally authorized the adoption of a Stock Grant Plan to grant shares of the Company’s common stock to two executive officers of the Company, 180,000 shares to Theodore L. Arena and 100,000 shares to Thomas J. Mulroney and to pay them cash bonuses over three years beginning in 2002 to cover the income taxes they incur from receipt of the grants. In October 2003, the Board of Directors revised the Plan to limit the stock grant to 150,000 shares to Mr. Arena and to provide for only cash bonuses of $31,838 each in 2002, 2003 and 2004 to Mr. Mulroney. The conditions under which the shares were to be granted under the revised Plan were not met in 2003, and accordingly the Company did not issue the grant shares in 2003. Mr. Mulroney’s cash bonus for 2003 was also deferred.

On February 26, 2004, the Company granted and issued the 150,000 shares to Mr. Arena when the market price of the Company’s shares was $1.36 per share. The shares have full voting power and participate in dividends, but only 1/6 of the shares vested immediately and the balance will vest ratably over the next five years, contingent on Mr. Arena’s continued employment with the Company. The shares have been listed on the American Stock Exchange but have not been registered under the Securities Act of 1933, relying on the exemption under Section 4(2) of the act for transactions not involving any public offering. The $204,000 market value of the 150,000 shares on the date of grant is taxable income to Mr. Arena and an income tax deduction to the Company in 2004 and will be compensation expense recognized by the Company ratably over the vesting period. Mr. Arena was paid $57,900 in 2002 and $37,542 in 2003 and will be paid $64,844 on or before April 15, 2005 as cash bonuses to cover the income taxes he incurs from receipt of the shares. The Company intends to pay a cash bonus of $31,838 to Mr. Mulroney in 2004.

The issuance of the grant shares dilutes the outstanding shares. On February 26, 2004, prior to the grant, the Company had outstanding 3,209,706 shares.

Compensation of Directors

Directors who are not officers or employees are paid a fee of $1,000 for each board meeting, shareholders’ meeting or board committee meeting attended in person and $250 for each meeting other than a shareholders’ meeting attended by telephonic conference call. In addition, the Chairman of the Audit Committee is paid a retainer of $1,000 per month.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management Stock Ownership

The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 2003.

	Shares Beneficially Owned
	Without Options(5)		Options Exercised(6)
Name or Category(1)	Number	Percent	Number	Percent
John D. Determan	335,327	10.4%	335,327	10.1%
The Salvation Army (2)	189,231	5.9%	189,231	5.7%
Orangewood Children’s Foundation (2)	189,232	5.9%	189,232	5.7%
Theodore L. Arena	140,994	4.4%	232,452	7.0%
Ronald A. Provera (3)	322,330	10.0%	322,330	9.7%
Santo Zito	369,830	11.5%	369,830	11.2%
Thomas J. Mulroney (4)	18,338	6%	33,991	1.0%
Louis A. Arena	288,030	9.0%	288,030	8.7%
John M. Boukather	3,173	1%	3,173	1%
Joseph W. Wolbers	12,250	4%	12,250	4%
Officers and Directors	1,490,272	46.4%	1,597,383	48.2%
Shares Outstanding	3,209,706	100%	3,316,817	100%

(1)	The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2)	Bequests from Penny S. Bolton, the widow of James H. Bolton, former chairman of the Company. These shares are not included in the group’s shares.
(3)	Includes 320,930 shares held by the family trust of Ronald A. Provera and his wife, Madelyn M. Provera.
(4)	Includes 3,800 shares owned by Marsha Mulroney, wife of Thomas J. Mulroney.
(5)	Excludes options under the Company’s Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 15,653 shares and to all officers and directors as a group to purchase 107,111 shares.
(6)	The options of Messrs. Arena, Mulroney and the group are deemed exercised.

No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the year 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions with related parties required to be disclosed under the above caption in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP is the Company’s independent auditors and is expected to continue in this capacity for the current year. The aggregate fees billed for services rendered by KPMG LLP to the Company for 2002 and 2003 are as follows:

Audit Fees. KPMG LLP’s audit and quarterly review fees for 2002 were $51,000 and for 2003 were $78,750.

Audit-Related Fees. No audit-related fees were billed by KPMG LLP for 2002 or 2003.

Tax Fees. KPMG LLP’ fees for tax advice for 2002 were $1,850 and none for 2003.

All Other Fees. No other fees were billed by KPMG LLP for 2002 or 2003 for products or services.

The policies and procedures of the Audit Committee with respect to the engagement of the Company’s independent auditors to render audit or non-audit services are that the services are not performed until after the Audit Committee has met with the auditors and discussed the services to be rendered and received estimates of the fees for the services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

The Financial Statements and Schedule filed with this report are in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on page F-1.

Exhibits

3.7	Bylaws of the Company, as in effect on January 16, 1989 (1), (3)

3.8	Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)

3.9	Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)

3.10	Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)

3.11	Amendment to Bylaws of the Company re Annual Meeting in April (7)

3.12	Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)

3.13	Amendment to Bylaws of the Company re President as Chief Executive Officer (10)

4.3	Form of Certificate evidencing common stock (8)

10.2	1987 Incentive Stock Option Plan, as amended to date (1)

10.20	1988 Stock Purchase Plan of the Company (4)

10.22	Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)

10.23	Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)

10.36	Standard Industrial/Commercial Single-Tenant Lease—Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)

10.48	Variable Rate-Installment Note for $1,000,000 dated July 28, 1999 between the Company and Comerica Bank-California for equipment—two other notes differ only as to date, amount, rate and maturity as follows: 9/29/99, $1,200,000, “Base Rate” + 0.25%, 10/1/06; and 12/6/99, $414,788, “Base Rate” + 0.75%, 12/6/04 (11)

10.54	Collective Bargaining Agreement dated April 1, 2002 between Swiss and United Food and Commercial Workers Union,Local 588, AFL-CIO, CLC (12)

10.55	Collective Bargaining Agreement dated October 2, 2002 between Royal and United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC (12)

10.57	Loan and Security Agreement dated August 5, 2003 between the Company and Comerica Bank-California

10.58	Promissory Note for $866,750 dated October 28, 2003 between the Company and General Electric Capital Corporation

10.59	Fifth Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc.

10.60	Indenture of Trust dated December 1, 2003 between the Company and U.S. Bank National Association

10.61	Series 2003A Supplement dated December 1, 2003 between the Company and U.S. Bank National Association

10.62	Offering and Remarketing Agreement dated December 1, 2003 between the Company and RBC Dain Rauscher, Inc.

10.63	Reimbursement Agreement dated December 1, 2003 between the Company and Comerica Bank

10.64	Notice of Restricted Stock Award and Restricted Stock Agreement dated February 26, 2004 between the Company and Theodore L. Arena

14.1	1989 Ethics Policy

23.1	Independent Auditors’ Consent

31	Section 302 Certifications

32	Section 906 Certifications

(1)	Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2)	Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3)	Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)	Exhibit to 1987 Form 10-K Annual Report
(5)	Exhibit to 1988 Form 10-K Annual Report
(6)	Exhibit to 1989 Form 10-K Annual Report
(7)	Exhibit to 1990 Form 10-K Annual Report
(8)	Exhibit to 1991 Form 10-K Annual Report
(9)	Exhibit to 1995 Form 10-K Annual Report
(10)	Exhibit to 1998 Form 10-K Annual Report
(11)	Exhibit to 1999 Form 10-K Annual Report
(12)	Exhibit to 2002 Form 10-K Annual Report

Reports on Form 8-K

During the year ended December 31, 2003 the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2004	PROVENA FOODS INC.

	By:	/s/ John D. Determan

John D. Determan Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Determan John D. Determan	Chairman of the Board and Director	February 26, 2004

/s/ Theodore L. Arena Theodore L. Arena	President (Principal Executive Officer) and Director	February 26, 2004

/s/ Ronald A. Provera Ronald A. Provera	Vice President, Sales, Secretary and Director	February 26, 2004

/s/ Santo Zito Santo Zito	Vice President and Director	February 26, 2004

/s/ Thomas J. Mulroney Thomas J. Mulroney	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2004

/s/ Louis A. Arena Louis A. Arena	Director	February 26, 2004

/s/ Joseph W. Wolbers Joseph W. Wolbers	Director	February 26, 2004

/s/ John M. Boukather John M. Boukather	Director	February 26, 2004

PROVENA FOODS INC.

Financial Statements and Schedule

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

PROVENA FOODS INC.

Independent Auditors’ Report

The Board of Directors and Shareholders

Provena Foods Inc.:

We have audited the accompanying balance sheets of Provena Foods Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG

Costa Mesa, California

February 6, 2004, except as to Note 7,

which is as of February 26, 2004

PROVENA FOODS INC.

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$83,094	350,433
Accounts receivable	4,002,477	2,772,039
Inventories	4,023,118	2,944,123
Prepaid expenses	157,795	41,829
Income tax receivable	13,631	—
Deferred tax assets	148,486	92,736

Total current assets	8,428,601	6,201,160
Property and equipment, net	16,464,176	15,587,363
Other assets	294,682	232,095

	$25,187,459	22,020,618

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$382,717	2,922,729
Current portion of long-term debt	726,628	495,285
Current portion of capital lease obligation	48,000	113,200
Accounts payable	3,798,481	1,293,481
Accrued liabilities	1,357,786	1,123,138

Total current liabilities	6,313,612	5,947,833

Long-term debt, net of current portion	8,553,803	5,903,883
Capital lease obligation, net of current portion	386,302	372,625
Deferred tax liabilities	320,801	281,354
Shareholders’ equity:
Common stock, no par value; Authorized 10,000,000 shares; issued and outstanding 3,209,706 and 3,147,087 shares at December 31, 2003 and 2002, respectively	5,139,019	5,059,234
Retained earnings	4,473,922	4,455,689

Total shareholders’ equity	9,612,941	9,514,923
Commitments and contingencies (notes 4, 5, 9, and 13)

	$25,187,459	22,020,618

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Operations

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Net sales	$43,188,367	37,976,958	36,007,139
Cost of sales	39,347,880	33,570,600	33,295,452

Gross profit	3,840,487	4,406,358	2,711,687

Operating expenses:
Distribution	1,608,802	1,276,928	1,214,011
General and administrative	1,855,180	1,962,492	1,682,876

	3,463,982	3,239,420	2,896,887

Operating income (loss)	376,505	1,166,938	(185,200)
Other income (expense):
Interest expense	(618,263)	(521,966)	(690,203)
Other, net	258,487	266,479	292,451

Earnings (loss) before income taxes	16,729	911,451	(582,952)
Income tax expense (benefit)	(1,504)	353,709	(312,635)

Net earnings (loss)	$18,233	557,742	(270,317)

Earnings (loss) per common share:
Basic	$0.01	0.18	(0.09)
Diluted	0.01	0.18	(0.09)
Shares used in computing per common share amounts:
Basic	3,183,842	3,120,380	3,064,033
Diluted	3,183,842	3,120,380	3,064,033

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Shareholders’ Equity

Years ended December 31, 2003, 2002, and 2001

	Common stock		Retained earnings	Total shareholders’ equity
	Shares issued	Amount
Balance at December 31, 2000	3,035,009	4,886,874	4,351,569	9,238,443
Sale of common stock	54,507	96,465	—	96,465
Cash dividends paid, $0.06 per share	—	—	(183,305)	(183,305)
Net loss	—	—	(270,317)	(270,317)

Balance at December 31, 2001	3,089,516	4,983,339	3,897,947	8,881,286
Sale of common stock	57,571	75,895	—	75,895
Net earnings	—	—	557,742	557,742

Balance at December 31, 2002	3,147,087	5,059,234	4,455,689	9,514,923
Sale of common stock	62,619	79,785	—	79,785
Net earnings	—	—	18,233	18,233

Balance at December 31, 2003	3,209,706	$5,139,019	4,473,922	9,612,941

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$18,233	557,742	(270,317)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	828,519	792,707	735,611
Provision for bad debts	—	82,224	—
Deferred income taxes	(16,303)	160,509	(343,881)
Write off of deferred financing fees	153,852	—	—
Changes in assets and liabilities:
Accounts receivable	(1,230,438)	384,672	(706,916)
Inventories	(1,078,995)	246,537	(309,174)
Prepaid expenses	(115,966)	(29,386)	41,165
Income taxes receivable	(13,631)	—	407,843
Other assets	—	(50,827)	8,657
Accounts payable	2,505,000	(68,577)	182,497
Accrued liabilities	234,648	(106,135)	(149,323)

Net cash provided by (used in) operating activities	1,284,919	1,969,466	(403,838)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	76,679	—
Additions to property and equipment	(1,693,971)	(328,087)	(196,484)

Net cash used in investing activities	(1,693,971)	(251,408)	(196,484)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,139,711	—	—
Payments on long-term debt	(4,258,448)	(492,023)	(485,725)
Proceeds (payments) under line of credit	(2,540,012)	(1,077,271)	1,291,079
Proceeds from sale of common stock	79,785	75,895	96,465
Payment of deferred financing fees	(227,800)	—	—
Cash dividends paid	—	—	(183,305)
Payments on capital lease	(51,523)	(81,003)	—

Net cash provided by (used in) financing activities	141,713	(1,574,402)	718,514

Net increase (decrease) in cash and cash equivalents	(267,339)	143,656	118,192
Cash and cash equivalents at beginning of year	350,433	206,777	88,585

Cash and cash equivalents at end of year	$83,094	350,433	206,777

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$617,870	514,344	690,203
Income taxes	60,600	161,030	800
Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$—	—	566,828

See accompanying notes to financial statements.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Provena Foods Inc. (the “Company”) is a California-based specialty food processor. The Company grants credit to its customers in the normal course of business. The Company’s meat processing business is conducted through its Swiss American Sausage Division (the “Swiss American Division”), and the Company’s pasta business is conducted through its Royal-Angelus Macaroni Division (the “Royal-Angelus Division”).

(b)	Liquidity

The Company reported net income of $18,233 and $557,742 during fiscal 2003 and 2002, respectively, and a net loss of $270,317 in fiscal 2001. Borrowings on the line of credit and long-term debt, excluding capital lease obligations, decreased from $10,891,191 at December 31, 2001 to $9,321,897 at December 31, 2002, and increased to $9,663,148 at December 31, 2003. The balance at December 31, 2003 includes additional borrowings in the amount of $866,750 relating to the new long good pasta line. The Company had positive working capital and positive cash provided by operating activities at December 31, 2003 and 2002. The net loss in 2001 was primarily the result of the fire that occurred at the former San Francisco manufacturing facility in 1998 as well as a general economic downturn during 2000 and 2001. The Company has built a new manufacturing facility in Lathrop to replace the facility destroyed by fire. The new manufacturing facility has a greater production capacity and as such the Company has increased sales to an even greater level than those achieved prior to the fire. The Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonable foreseeable working capital, capital expenditure, and debt service requirements in fiscal 2004.

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

December 31, 2003 and 2002

(e)	Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

(f)	Earnings (Loss) per Common Share

Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted average number of common shares plus all potential dilutive common shares outstanding (see note 11).

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

The Company assesses the recoverability of long-lived assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(k)	Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

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

		2003	2002	2001
Net earnings (loss)	As reported	$18,233	557,742	(270,317)
	Pro forma	18,233	557,742	(270,317)

Net earnings (loss) per share	As reported:
	Basic	$0.01	0.18	(0.09)
	Diluted	0.01	0.18	(0.09)

	Pro forma:
	Basic	$0.01	0.18	(0.09)
	Diluted	0.01	0.18	(0.09)

(l)	Segment Information

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

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(n)	Revenue Recognition

Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured. Generally, for the Company’s revenue transactions, the revenue recognition criteria is met upon shipment of goods to customers.

(o)	Deferred Financing Fees

The Company defers certain fees relating to the obtaining of new financings and amortizes those deferred fees to interest expense over the life of the financing.

(p)	Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2003 presentation.

(2)	Inventories

A summary of inventories follows:

	2003	2002
Raw materials	$1,515,118	1,128,576
Work in process	951,388	705,993
Finished goods	1,556,612	1,109,554

	$4,023,118	2,944,123

(3)	Property and Equipment

Property and equipment, at cost, consists of the following:

	2003	2002
Land	$1,296,803	1,296,803
Buildings and improvements	13,468,426	13,318,740
Machinery and equipment	7,007,360	6,536,793
Delivery equipment	3,500	6,700
Office equipment	193,585	184,283
Construction in progress	1,154,359	90,258

	23,124,033	21,433,577
Less accumulated depreciation and amortization	(6,659,857)	(5,846,214)

	$16,464,176	15,587,363

((Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $136,000, $129,000, and $122,000 in 2003, 2002, and 2001, respectively.

(4)	Line of Credit

The Company has a $4,000,000 secured bank line of credit, due on demand with no stated expiration date, at an interest rate of bank prime (4.00% at December 31, 2003) plus 0.75%. The line of credit is secured by accounts receivable, inventory, and equipment. At December 31, 2003 and 2002 short-term borrowings under this line of credit were $382,717 and $2,922,729, respectively. Amounts available under this line of credit are limited based on a formula that considers accounts receivable and inventory balances. The Company had approximately $3,617,000 available under this line of credit at December 31, 2003. The bank line of credit agreement is subject to certain covenants with which the Company was in compliance as of December 31, 2003.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(5)	Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
Equipment loan at federal reserve rate plus 3.65% (4.67% at December 31, 2003), secured by certain equipment, monthly principal and interest payments of $16,222 through the year 2008.	$839,711	—
Equipment loans at variable interest rates from prime (4.00% at December 31, 2003) to prime plus 0.75%, secured by all Company assets. Maturity dates range from 2004 through 2006	916,557	1,313,792
Real estate loan at fixed rate of 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830, due and payable in 2024	1,224,163	1,240,376
Variable/Fixed Rate Demand Bonds Series 2003A (Demand Bonds) at a variable rate (1.24% at December 31, 2003), secured by an irrevocable letter of credit, monthly principal payments ranging from $12,900 to $45,800. Interest payments due monthly and vary according to prevailing rates.	6,300,000	—
Industrial Development Revenue Bonds (IDRB) at variable interest rate (1.55% at December 31, 2002), secured by an irrevocable letter of credit, monthly principal and interest payments ranging from $6,400 to $45,200 beginning in 2001 through the year 2023. The IDBR were paid in full in 2003.	—	3,845,000

	9,280,431	6,399,168
Less current portion	726,628	495,285

	$8,553,803	5,903,883

The Company has a $6,378,750 irrevocable letter of credit securing the Demand Bonds, which is collateralized by accounts receivable, inventories, equipment, and certain real property. The commitment fee is 1.5% per annum, due at the beginning of each quarter. This letter of credit expires in December 2008.

The installments of long-term debt maturing in each of the next five years and thereafter are: 2004 – $726,628, 2005 – $672,139, 2006 – $589,806, 2007 – $398,416, 2008 – $394,226 and thereafter – $6,499,216.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(6)	Accrued Liabilities

A summary of accrued liabilities follows:

	2003	2002
Accrued profit sharing	$406,045	372,222
Accrued retirement	345,662	311,078
Accrued compensation	194,303	243,254
Other	411,776	196,584

	$1,357,786	1,123,138

(7)	Shareholders’ Equity

The Company sold shares to employees under its stock purchase plan (see note 9) in 2003, 2002, and 2001.

In 2002, the Board of Directors of the Company authorized the adoption of a Stock Grant Plan to grant a total of 280,000 shares of the Company’s common stock to two executive officers of the Company at the Board of Directors’ discretion. In 2003, the Company adopted a revised plan to issue common stock to one executive officer and give a cash bonus to the other. The conditions under which the common stock would have been granted and the cash bonus given were not met, and accordingly the Company did not issue common stock or pay a cash bonus under the revised plan in 2003.

On February 26, 2004, the Company granted and issued 150,000 shares to one executive officer at the market price of $1.36 per share. 1/6th of the shares were vested at the grant date, and the remaining shares vest ratably over the next five years, contingent on the continued employment of the executive officer. The Company intends to grant a cash bonus of $32,000 to another executive officer of the Company in 2004.

(8)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 consist of the following:

	2003	2002	2001
Current:
Federal	$13,999	192,400	30,446
State	800	800	800
Deferred:
Federal	(3,337)	122,287	(228,511)
State	(12,966)	38,222	(115,370)

	$(1,504)	353,709	(312,635)

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Inventory	$168,616	139,130
Net operating loss	50,186	50,186
State taxes	40,730	38,868

Total deferred tax assets	259,532	228,184
Less valuation allowance	—	—

Net deferred tax assets	$259,532	228,184

Deferred tax liabilities:
Gain on destroyed equipment	$370,410	416,802
Property and equipment	61,437	—

Total deferred tax liabilities	$431,847	416,802

The following table provides a reconciliation of the deferred tax assets and liabilities presented in the table above to the accompanying balance sheets at December 31, 2003 and 2002:

	2003 Current	2003 Noncurrent	2003 Total
Deferred tax assets:
Inventory	$168,616	—	168,616
Net operating loss	—	50,186	50,186
State taxes	26,264	14,466	40,730

Total deferred tax assets	194,880	64,652	259,532

Deferred tax liabilities:
Gain on destroyed equipment	46,394	324,016	370,410
Property and equipment	—	61,437	61,437

Total deferred tax liabilities	46,394	385,453	431,847

Net deferred tax asset (liability)	$148,486	(320,801)	(172,315)

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

	2002 Current	2002 Noncurrent	2002 Total
Deferred tax assets:
Inventory	$139,130	—	139,130
Net operating loss	—	50,186	50,186
State taxes	—	38,868	38,868

Total deferred tax assets	139,130	89,054	228,184

Deferred tax liabilities:
Gain on destroyed equipment	46,394	370,408	416,802
Property and equipment	—	—	—

Total deferred tax liabilities	46,394	370,408	416,802

Net deferred tax asset (liability)	$92,736	(281,354)	(188,618)

As of December 31, 2003 the Company had net operating loss (NOL) carryforwards of approximately $860,818 for state tax purposes. The state NOL is available to offset future state taxable income through 2011. The utilization of these NOL carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

Actual income tax expense (benefit) differs from “expected” income tax, computed by applying the U.S. federal corporate tax rate of 34% to earnings (loss) from operations before income taxes, as follows:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Computed “expected” income taxes	$5,688	34.0%	$309,893	34.0%	$(198,204)	34.0%
State income taxes, net of federal income tax benefit	970	5.8	42,166	4.6	(21,944)	3.8
State manufacturing investment credit	(13,358)	(79.9)	—	—	(92,487)	8.6
Non deductible expenses	5,237	31.3	5,066	0.6	—	—
Other	(41)	(0.2)	(3,416)	(0.4)	—	—

	$(1,504)	(9.0%)	$353,709	38.8%	$(312,635)	46.4%

(9)	Employee Benefit Plans

In 1988, the Company adopted a Simplified Employee Pension – Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company’s contributions to the SEP IRA for 2003, 2002, and 2001 were approximately $406,000, $364,000, and $332,000, respectively.

In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company’s common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to acquire newly issued common shares from the Company. The Company matching contributions to the stock purchase plan for 2003, 2002, and 2001 were $42,981, $37,569, and $48,288, respectively.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

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

There were no options granted in 2003, 2002, or 2001.

Stock option activity under the Plan during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2000	107,111	$2.56
Exercised	—	—

Balance at December 31, 2001	107,111	2.56
Exercised	—	—

Balance at December 31, 2002	107,111	2.56
Exercised	—	—

Balance at December 31, 2003	107,111	2.56

At December 31, 2003 the exercise price and remaining contractual life of outstanding options was $2.56 and three years, respectively.

At December 31, 2003 the number of options exercisable was 107,111, and the weighted average exercise price of those options was $2.56.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(11)	Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	2003	2002	2001
Numerator:
Numerator for basic and diluted earnings (loss) per share — net earnings (loss)	$18,233	557,742	(270,317)
Denominator:
Denominator for basic earnings (loss) per share — weighted average number of common shares outstanding during the period	3,183,482	3,120,380	3,064,033
Incremental common shares attributable to exercise of outstanding options	—	—	—

Denominator for diluted earnings (loss) per share	3,183,482	3,120,380	3,064,033

Basic earnings (loss) per share	$0.01	0.18	(0.09)
Diluted earnings (loss) per share	0.01	0.18	(0.09)

In 2003, 2002, and 2001, all 107,111 stock options were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

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

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

The following table represents financial information about the Company’s business segments as of and for the three years ended December 31, 2003:

	2003	2002	2001
Net sales to unaffiliated customers:
Swiss American Division	$37,483,300	32,308,055	30,310,182
Royal-Angelus Division	5,705,067	5,668,903	5,696,957

Total sales	$43,188,367	37,976,958	36,007,139

Operating income (loss):
Swiss American Division	$679,703	1,546,685	435,580
Royal-Angelus Division	(512,370)	(525,248)	(616,381)
Corporate	209,172	145,501	(4,399)

Operating income (loss)	$376,505	1,166,938	(185,200)

Identifiable assets:
Swiss American Division	$19,901,183	17,709,638	18,428,801
Royal-Angelus Division	4,908,453	3,842,313	4,328,435
Corporate	377,823	468,667	636,596

Total assets	$25,187,459	22,020,618	23,393,832

Capital expenditures:
Swiss American Division	$520,884	287,018	128,515
Royal-Angelus Division	1,165,642	40,318	65,809
Corporate	7,445	751	2,160

Total capital expenditures	$1,693,971	328,087	196,484

Depreciation and amortization:
Swiss American Division	$618,299	575,364	503,234
Royal-Angelus Division	208,083	214,790	227,901
Corporate	2,137	2,553	4,476

Total depreciation and amortization	$828,519	792,707	735,611

The Company had major customers during 2003, 2002, and 2001 that accounted for more than 10% of consolidated sales, as follows:

	2003		2002		2001		Accounts receivable balance at December 31
Customer	Sales	%	Sales	%	Sales	%	2003	2002
A	$5,399,186	13%	$4,720,618	12%	$4,695,600	13%	$1,173,905	617,322
B	9,813,134	23	6,334,433	17	4,443,520	12	—	—
C	3,896,575	9	3,304,842	9	3,955,478	11	240,944	130,680

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(13)	Commitments and Contingencies

In December 2001, the Company entered into a capital lease for certain production equipment totaling $566,828, which is included in property and equipment in the accompanying balance sheets. The lease has a term of five years and requires minimum payments based on certain production volumes. Future minimum lease payments on the capital lease at December 31, 2003 are as follows:

2004	$69,638
2005	69,638
2006	343,372

Total minimum lease payments	482,648
Less amount representing interest	48,076

Present value of net minimum lease payments	434,302
Less current portion	48,000

Long-term portion	$386,302

As of December 31, 2003 approximately 71% of the Company’s employees are covered by a collective bargaining agreement which expires in 2006. In addition, another 13% of the Company’s employees are covered by another collective bargaining agreement which expires in 2006.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

(Continued)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2003 and 2002

(14)	Selected Quarterly Financial Data (Unaudited)

The following summarizes certain unaudited quarterly financial information for 2003, 2002, and 2001:

	Quarter
Fiscal 2003	1st	2nd	3rd	4th	Total
Net sales	$9,082,341	9,228,643	11,636,275	13,241,108	43,188,367
Operating income	132,894	64,333	46,717	132,561	376,505
Net earnings (loss)	66,682	7,883	(13,560)	(42,722)	18,233
Net earnings (loss) per basic share	0.02	0.00	(0.00)	(0.01)	0.01
Net earnings (loss) per diluted share	0.02	0.00	(0.00)	(0.01)	0.01

Fiscal 2002	1st	2nd	3rd	4th	Total
Net sales	$9,772,060	8,903,207	9,725,909	9,575,782	37,976,958
Operating income	159,163	228,493	474,767	304,515	1,166,938
Net earnings	55,706	92,767	228,666	180,603	557,742
Net earnings per basic share	0.02	0.03	0.07	0.06	0.18
Net earnings per diluted share	0.02	0.03	0.07	0.06	0.18

Fiscal 2001	1st	2nd	3rd	4th	Total
Net sales	$7,738,681	7,905,495	9,757,489	10,605,474	36,007,139
Operating income (loss)	152,888	(15,453)	(284,676)	(37,959)	(185,200)
Net earnings (loss)	9,866	(98,634)	(238,504)	56,955	(270,317)
Net loss per basic share	0.00	(0.03)	(0.08)	0.02	(0.09)
Net loss per diluted share	0.00	(0.03)	(0.08)	0.02	(0.09)

PROVENA FOODS INC.

Schedule II – Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2003, 2002, and 2001

Description	Balance at beginning of period	Provision, net of recoveries	Deductions- uncollectible accounts	Balance at end of period
Allowance for doubtful receivables:
2003	$—	15,163	15,163	—
2002	$—	82,224	82,224	—
2001	$59,843	—	59,843	—

See accompanying independent auditors’ report.