Form 10-Q
period 2004-03-31
PROVENA FOODS INC
filed 2004-05-24
CIK 814139

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

The number of shares of Provena Foods Inc. Common Stock outstanding as April 29, 2004 was:

Common Stock 3,359,706 shares

PROVENA FOODS INC.

Form 10-Q Report for the First Quarter Ended March 31, 2004

-ii-

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$12,318,552	9,012,341
Cost of sales	11,848,906	7,995,233

Gross profit	469,646	1,017,108

Operating expenses:
Distribution	504,581	404,806
General and administrative	504,187	479,408

Operating income (loss)	(539,122)	132,894

Interest expense, net	(123,392)	(109,388)
Other income, net	65,617	87,176

Earnings (loss) before income taxes	(596,897)	110,682

Income tax expense (benefit)	(236,200)	44,000

Net earnings (loss)	$(360,697)	66,682

Earnings (loss) per share:
Basic	$(.11)	.02

Diluted	$(.11)	.02

Shares used in computing earnings (loss) per share:
Basic	3,219,047	3,157,764

Diluted	3,219,047	3,157,764

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$114,940	83,094
Accounts receivable, less allowance for doubtful accounts of $0 at 2004 and 2003	4,001,703	4,002,477
Inventories	4,965,311	4,023,118
Prepaid expenses	215,401	157,795
Income tax receivable	249,831	13,631
Deferred tax assets	148,486	148,486

Total current assets	9,695,672	8,428,601

Property and equipment, net	16,386,906	16,464,176
Other assets	343,901	294,682

	$26,426,479	25,187,459

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,521,690	382,717
Current portion of long-term debt	726,628	726,628
Current portion of capital lease obligation	48,000	48,000
Accounts payable	3,038,759	3,798,481
Accrued liabilities	706,287	1,357,786

Total current liabilities	8,041,364	6,313,612

Long-term debt, net of current portion	8,411,781	8,553,803
Capital lease obligation, net of current portion	366,288	386,302
Deferred tax liabilities	320,801	320,801

Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,359,706 at 2004 and 3,209,706 at 2003	5,343,020	5,139,019
Deferred compensation	(170,000)	—
Retained earnings	4,113,225	4,473,922

Total shareholders’ equity	9,286,245	9,612,941

	$26,426,479	25,187,459

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(360,697)	66,682
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock based compensation related to employee stock grant	34,001	—
Depreciation and amortization	222,087	199,288
Decrease (increase) in accounts receivable	774	(315,180)
Increase in inventories	(942,193)	(628,362)
Increase in prepaid expenses	(57,606)	(428,575)
Increase in income taxes receivable	(236,200)	—
Increase in other assets	(49,219)	(9,382)
Increase (decrease) in accounts payable	(759,722)	396,788
Increase (decrease) in accrued liabilities	(651,499)	74,788
Increase in income taxes payable	—	27,179

Net cash used in operating activities	(2,800,274)	(616,774)

Cash flows from investing activities:
Additions to property and equipment	(144,817)	(106,600)

Net cash used in investing activities	(144,817)	(106,600)

Cash flows from financing activities:
Payments on long term debt	(142,022)	(103,611)
Payments on capital lease obligation	(20,014)	(11,847)
Proceeds from line of credit	3,138,973	696,430
Proceeds from sale of capital stock	—	19,694

Net cash provided by financing activities	2,976,937	600,666

Net increase (decrease) in cash and cash equivalents	31,846	(122,708)
Cash and cash equivalents at beginning of period	83,094	350,433

Cash and cash equivalents at end of period	$114,940	227,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$123,392	109,576
Income taxes	$—	48,991

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

March 31, 2004 and 2003 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at March 31, 2004 and December 31, 2003 consist of:

	2004	2003
Raw materials	$1,803,557	1,515,118
Work-in-process	1,292,535	951,388
Finished goods	1,869,219	1,556,612

	$4,965,311	4,023,118

(3) Segment Data

Business segment sales and operating income (loss) for the three months ended March 31, 2004 and 2003 and assets at March 31, 2004 and December 31, 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Net sales to unaffiliated customers:
Swiss American Sausage Division	$10,709,333	7,582,769
Royal-Angelus Macaroni Division	1,609,219	1,429,572

Total net sales	$12,318,552	9,012,341

Operating income (loss):
Swiss American Sausage Division	$(316,440)	173,545
Royal-Angelus Macaroni Division	(257,204)	(82,907)
Corporate	34,522	42,256

Operating income (loss)	$(539,122)	132,894

	March 31, 2004	December 31, 2003
Identifiable assets:
Swiss American Sausage Division	$20,561,734	19,901,183
Royal-Angelus Macaroni Division	5,143,102	4,908,453
Corporate	721,643	377,823

Total assets	$26,426,479	25,187,459

(4) Stock-Based Compensation

In accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company has not reported compensation expense for its grants of stock options. Had the Company reported the fair value at the date of grant as compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) would have been the pro forma amounts set forth below. For the restricted stock grant made in the current quarter, the compensation expense reported by the Company under APB Opinion No. 25 was the same as it would have been under SFAS No. 123.

	Three Months Ended March 31,
	2004	2003
Net earnings (loss), as reported	$(360,697)	66,682
Net stock-based compensation expense	—	—

Pro forma net earnings	(360,697)	66,682

Weighted average number of shares	3,219,047	3,157,764
Incremental shares for options	—	—

Weighted average plus incremental shares	3,219,047	3,157,764

Earnings (loss) per share:
Basic - as reported	$(.11)	.02

Basic - pro forma	$(.11)	.02

Diluted - as reported	$(.11)	.02

Diluted - pro forma	$(.11)	.02

(5) Earnings (Loss) per Share

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended March 31,
(Unaudited)	2004	2003
	(amounts in thousands)
Net sales by division:
Swiss American	$10,709	$7,583
Royal-Angelus	1,610	1,429

Total	$12,319	$9,012

Sales in thousands of pounds by division:
Swiss American	6,479	5,275
Royal-Angelus	3,222	2,762

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased about 41% in dollars and 23% in pounds in the 1st three months of 2004 over the same period in 2003. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $316,440 loss in the 1st quarter of 2004 compared to a $173,545 profit for the 1st quarter of 2003. The primary cause of the loss in the 1st quarter of 2004 was a heightened concern about mad cow disease, which resulted in a rapid reformulation of products sold at prices which failed to fully reflect the increased cost of ingredients and decreased yields of the new formulations. The concern about mad-cow disease appears to have peaked and returned to normal levels and Swiss operated at a profit in March 2004. However, high workers’ compensation cost and meat cost increases outpacing selling price increases are continuing their adverse impact on Swiss, and there is no indication of a reduction in workers’ compensation cost for current year or that meat costs will level-off or decline.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 13% in dollars and 17% in pounds in the 1st quarter of 2004 compared to the 1st quarter of 2003. The percentage increases were lower in dollars than in pounds because of an increased proportion of lower price-per-pound sales. Royal operated at a $257,204 loss for the 1st quarter of 2004 compared to a $82,907 loss for the 1st quarter of 2003. Sales and operating results continue to be adversely affected by intense competition in an industry already with an excess capacity experiencing a decrease in demand parallelling the popularity of the Atkins diet. The major cause of the increased operating loss was that in the 1st quarter of 2004 the second long-goods line became operational, depreciation commenced, capitalization of labor ceased, and the line began producing low margin goods but did not reach full capacity. The line is estimated to be 90% operational with trained personnel adequate to operate one shift per day. The line is expected to become 100% operational with trained personnel adequate to operate more than one shift per day during 2004, which is expected to benefit operating results.

The Company

Company net sales were up about 37% and the Company realized net loss of $379,538 in the 1st quarter of 2004 compared to net earnings $66,682 for the 1st quarter of 2003. Both divisions contributed to the increased sales. Both divisions contributed to the decline from moderate net earnings to a substantial net loss. The Company’s gross profit margin for the 1st quarter of 2004 was 3.8% compared to 11.3% a year ago. The Company’s margin decreased from a year ago because the margins of both divisions decreased from the mad cow disease reformulation and commencement of operation of the second long-goods line.

General and administrative expenses were up about $25,000 for the 1st quarter of 2004 compared to the same period in 2003 primarily because of recognition of a ratable portion of the stock grant compensation to Theodore A. Arena, partially offset by reduced health insurance costs. Distribution expenses were up about $100,000 or 25% on a 37% increase in sales because of increased salesman payroll, advertising, freight and commissions. Net interest expense increased about $14,000 because of the increased bond principal and the equipment on the second long-goods line, partially offset by lower borrowings under the bank line of credit in the 1st quarter of 2004 versus the 1st quarter of 2003. Other income decreased about $22,000 primarily because of insurance proceeds received in the 1st quarter of 2003.

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

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank-California. The line of credit is payable on demand, is subject to annual review, and bears interest at a variable annual rate which is 0.75% over the bank’s “Base Rate.” The maximum amount of the line of credit is the lesser of $4,000,000, or 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly. At March 31, 2004 the Base Rate was 4.0% per annum, the maximum amount of the line of credit was $3,717,926 and the Company had $3,521,690 of borrowings outstanding under the bank line of credit, resulting in $196,236 of borrowings available under the line of credit.

As part of the credit facility, on December 30, 2003 Comerica issued a $6,378,750 5-year letter of credit supporting $6,300,000 of variable rate demand bonds issued the same date. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate — 1.18% per annum at March 31, 2004. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund are about $12,900 per month, with annual increases calculated to amortize the bonds over 20 years. Before the expiration of the first 5 years, the Company and Comerica, or another acceptable financial institution, must agree upon renewal of the letter of credit and future monthly principal payments and amortization, or the Company must repay the bonds.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.25 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under the tangible-net-worth and cash-flow-coverage covenants at March 31, 2004 and the bank has waived the defaults. The bank has agreed to modifications of the covenants and the Company expects to be in compliance with all of the covenants, as modified, for the next 12 months.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. The second line became operational in the 1st quarter of 2004 and is more modern and expected to produce high quality goods faster and more efficiently than Royal’s existing line.

Cash and cash equivalents increased $31,846 in the 1st quarter of 2004 compared to a $122,708 decrease in the 1st quarter of 2004. Operating activities used $2,800,274 of cash primarily from the net loss, an increase in inventories and decreases in accounts payable and accrued liabilities, partially offset by depreciation and amortization. The increase in inventories was caused by a build-up of inventories at Swiss to produce and provide product reformulated because of increased concerns about mad cow disease. Investing activities used $144,817 of cash for additions to property and equipment, and financing activities provided $2,976,937 of cash primarily from increased borrowings under the bank line of credit, partially offset by payments on long term debt and the capital lease obligation.

Commitments and Contingencies

The following table shows the long-term debt principal and capital lease obligation payments due in the specified periods as of March 31, 2004. The lease payments are estimates because they are proportional to pounds of a product sold.

	Nine Months Ending December 31,		Year Ending December 31,
(amounts in thousands)	Totals	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt	$9,139	337	379	281	74	80	7,988
Capital Lease Obligation	414	36	48	48	48	48	186

Totals	$9,553	373	427	329	122	128	8,174

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At March 31, 2004, the Company had no allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at March 31, 2004, will not have a material effect on the Company’s financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS No significant litigation.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st three months of 2004, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 2004, the Company sold no shares under its 1988 Employee Stock Purchase Plan because the plan was suspended pending the registration of additional shares under a Form S-8 Registration Statement, which occurred on April 9, 2004. From inception of the Plan through March 31, 2004, employees have purchased a total of 731,252 shares.

American Stock Exchange Listing

The Company’s common stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends Paid

No cash dividends were paid in the 1st quarter of 2004.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st quarter of 2004. On February 26, 2004, a grant of 150,000 shares was made to Theodore A. Arena, the Company’s Chief Executive Officer, under the Company’s Stock Grant Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The only exhibits filed with this report are Exhibit 31 — Section 302 Certifications and Exhibit 32 — Section 906 Certifications.

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2004	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and Chief Financial Officer