Form 10-Q
period 2004-06-30
PROVENA FOODS INC
filed 2004-08-23
CIK 814139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Yes  ☐    No  ☒

The number of shares of Provena Foods Inc. Common Stock outstanding at July 29, 2004 was:

Common Stock 3,391,049

PROVENA FOODS INC.

Form 10-Q Report for the Second Quarter Ended June 30, 2004

-ii-

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$11,802,338	9,228,643	24,120,890	18,240,984
Cost of sales	11,288,075	8,330,251	23,136,981	16,325,484

Gross profit	514,263	898,392	983,909	1,915,500
Operating expenses:
Distribution	405,428	386,762	910,009	791,568
General and administrative	477,056	447,297	981,243	926,705

Operating income (loss)	(368,221)	64,333	(907,343)	197,227
Interest expense, net	(126,659)	(118,634)	(250,051)	(228,022)
Other income, net	46,818	68,184	112,435	155,360

Earnings (loss) before income taxes	(448,062)	13,883	(1,044,959)	124,565
Income tax expense (benefit)	(149,300)	6,000	(385,500)	50,000

Net earnings (loss)	$(298,762)	7,883	(659,459)	74,565

Earnings (loss) per share:
Basic	$(.09)	—	(.20)	.02

Diluted	$(.09)	—	(.20)	.02

Shares used in computing earnings (loss) per share:
Basic	3,248,532	3,175,981	3,233,789	3,166,923

Diluted	3,248,532	3,175,981	3,233,789	3,166,923

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$103,800	83,094
Accounts receivable, less allowance for doubtful accounts of $3,000 at 2004 and $0 at 2003	3,843,979	4,002,477
Inventories	4,634,402	4,023,118
Prepaid expenses	22,976	157,795
Income tax receivable	291,000	13,631
Deferred tax assets	148,486	148,486

Total current assets	9,044,643	8,428,601

Property and equipment, net	16,280,767	16,464,176
Other assets	305,626	294,682

	$25,631,036	25,187,459

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,960,348	382,717
Current portion of long-term debt	8,995,371	726,628
Current portion of capital lease obligation	48,000	48,000
Accounts payable	2,660,985	3,798,481
Accrued liabilities	1,267,758	1,357,786

Total current liabilities	15,932,462	6,313,612

Long-term debt, net of current portion	—	8,553,803
Capital lease obligation, net of current portion	348,626	386,302
Deferred tax liabilities	320,801	320,801
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,383,514 at 2004 and 3,209,706 at 2003	5,373,351	5,139,019
Deferred compensation	(158,667)	—
Retained earnings	3,814,463	4,473,922

Total shareholders’ equity	9,029,147	9,612,941

	$25,631,036	25,187,459

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(659,459)	74,565
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock-based compensation related to employee stock grant	45,333	—
Depreciation and amortization	451,366	402,575
Provision for allowance for doubtful accounts	3,000	—
Decrease (increase) in accounts receivable	155,498	(374,477)
Increase in inventories	(611,284)	(1,371,049)
Decrease (increase) in prepaid expenses	134,819	(171,913)
Increase in income taxes receivable	(277,369)	—
Increase in other assets	(10,944)	(3,763)
Increase (decrease) in accounts payable	(1,137,496)	462,827
Increase (decrease) in accrued liabilities	(90,028)	457,660
Increase in income taxes payable	—	39,570

Net cash used in operating activities	(1,996,564)	(484,005)

Cash flows from investing activities:
Additions to property and equipment	(267,957)	(904,162)

Net cash used in investing activities	(267,957)	(904,162)

Cash flows from financing activities:
Payments on debt	(285,060)	(292,007)
Payments on capital lease obligation	(37,676)	(24,085)
Proceeds from line of credit	2,577,631	1,077,271
Proceeds from sale of capital stock	30,332	42,549
Proceeds from note payable	—	375,000

Net cash provided by financing activities	2,285,227	1,178,728

Net increase (decrease) in cash and cash equivalents	20,706	(209,439)
Cash and cash equivalents at beginning of period	83,094	350,433

Cash and cash equivalents at end of period	$103,800	140,994

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$250,051	228,290
Income taxes	$—	—

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

June 30, 2004 and 2003 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at June 30, 2004 and December 31, 2003 consist of:

	2004	2003
Raw materials	$1,407,302	1,515,118
Work-in-process	1,309,355	951,388
Finished goods	1,917,745	1,556,612

	$4,634,402	4,023,118

(3) Segment Data

Business segment sales and operating income (loss) for the three months and six months ended June 30, 2004 and 2003 and assets at June 30, 2004 and December 31, 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales to unaffiliated customers:
Swiss American Sausage division	$10,311,649	7,976,641	21,020,982	15,559,410
Royal-Angelus Macaroni division	1,490,689	1,252,002	3,099,908	2,681,574

Total net sales	$11,802,338	9,228,643	24,120,890	18,240,984

Operating income (loss):
Swiss American Sausage division	$(105,643)	201,286	(422,083)	374,831
Royal-Angelus Macaroni division	(230,420)	(186,772)	(487,624)	(269,679)
Corporate	(32,158)	49,819	2,364	92,075

Operating income (loss)	$(368,221)	64,333	(907,343)	197,227

	June 30, 2004	December 31, 2003
Identifiable assets:
Swiss American Sausage division	$20,154,088	19,901,183
Royal-Angelus Macaroni division	4,908,174	4,908,453
Corporate	568,774	377,823

Total assets	$25,631,036	25,187,459

(4) Stock-Based Compensation

In accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company has not reported compensation expense for its grants of stock options. Had the Company reported the fair value at the date of grant as compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) would have been the pro forma amounts set forth below. For the restricted stock grant made in 2004, the compensation expense reported by the Company under APB Opinion No. 25 was the same as it would have been under SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$(298,762)	7,883	(659,459)	74,565
Less: Total stock-based employee compensation expense determined under fair value based method	—	—	—	—

Pro forma net earnings (loss)	(298,762)	7,883	(659,459)	74,565

Earnings per share:
Basic - as reported	$(.09)	—	(.20)	.02

Basic - pro forma	$(.09)	—	(.20)	.02

Diluted - as reported	$(.09)	—	(.20)	.02

Diluted - pro forma	$(.09)	—	(.20)	.02

(5) Earnings (Loss) per Share

Basic earnings (loss) per share are net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding dilutive options. Options for 107,111 shares were not used for the diluted earnings (loss) calculations because their effect was antidilutive in the periods presented.

(6) Debt

The Company has a credit facility with Comerica Bank which governs all of the Company’s borrowings and letters of credit between the bank and the Company. All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires the Company to meet certain financial covenants. The Company was not in compliance with certain covenants at June 30, 2004, but received a waiver from the bank for the June 30, 2004 covenant violations.

However, without revision to the credit facility’s financial covenants, the Company believes it will fail to met certain financial covenants at measurement dates that are within one year from the balance sheet date. Therefore, the Company has classified $2,091,471 of outstanding debt at June 30, 2004 under the credit facility as a current liability because it is probable that the bank will have the ability to call the obligations within twelve months from June 30, 2004.

Additionally, the Company has classified as a current liability $6,300,000 outstanding variable rate demand bonds because they are supported by a letter of credit governed by the credit facility. A default under the credit facility allows the bank to require a cash security deposit from the Company in the amount of the bank’s potential liability under the letter of credit. The Company has also classified as a current liability an equipment loan with General Electric Capital Corporation of $603,900 because the loan contains a cross-default provision that encompasses the credit facility, which makes it probable that General Electric Capital Corporation will have the ability to call the loan within twelve months from June 30, 2004.

(7) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated fair value. The Company determines fair value using estimates of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The Company’s evaluation of the recoverability of property and equipment includes estimates of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the assets. A significant part of the estimation process involves estimating future operating cash flows and the fair value of the property and equipment at the eventual disposition date. The Company has recently incurred operating losses and the return to profitability may depend in part on factors outside the Company’s control (see note (8) to the unaudited condensed financial statements). Future property and equipment impairment charges may result if actual cash flows, or changes in estimates of cash flows, from the use and eventual disposition of the property and equipment vary from the estimates used to support the value of the assets at each reporting date.

(8) Liquidity

The Company has experienced material operating losses and negative operating cash flows for the first two quarters of 2004. The Company’s ability to fund its reasonably foreseeable working capital, capital expenditure and debt service requirements for the next twelve months from cash on hand, funds from operations and its bank line of credit will require improvement in the Company’s operating results and operating cash flow and the willingness of Comerica Bank to waive defaults expected under financial covenants. The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The Company believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and satisfy the bank. However, there is a risk that factors unforeseeable by or beyond the control of the Company may cause the bank to resort to one or more of its options or remedies. Such options or remedies could include increasing the interest rate on the bank’s loans, requiring the Company to engage outside business advisors, requiring changes intended to improve cash flow or results of operations, declaring its loans due and payable and foreclosing against the Company’s assets. The factors not foreseeable or controllable by the Company include, for example, uncertainties relating to the strength of the economy, the intensity of competition, demand for products, market prices for commodities and energy costs. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(9) Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, determining the allowance for doubtful accounts and valuing inventory and deferred tax assets. Actual results could differ from those estimates and assumptions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(Unaudited)	(amounts in thousands)
Net sales by division:
Swiss American	$10,312	$7,977	$21,021	$15,559
Royal-Angelus	1,490	1,252	3,100	2,682

Total	$11,802	$9,229	$24,121	$18,241

Sales in thousands of pounds by division:
Swiss American	6,067	5,309	12,546	10,584
Royal-Angelus	2,959	2,317	6,181	5,133

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

Swiss American Sausage Co. Meat Division (“Swiss”)

Sales by the processed meat division increased about 35% in dollars and 19% in pounds in the 1st six months of 2004 and increased 29% in dollars and 14% in pounds in the 2nd quarter of 2004, compared to the same periods of 2003. Sales in dollars increased proportionately more than in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $422,083 loss for the 1st six months of 2004 compared to a $374,831 profit for the 1st six months of 2003, and at a $105,643 loss for the 2nd quarter of 2004 compared to a $201,286 profit for the 2nd quarter of 2003. The losses were caused primarily by meat cost increases which outpaced selling price increases, exacerbated by high workers compensation insurance costs, and increasing freight costs. Although meat costs leveled-off during the 2nd quarter, they did not decline and remained high relative to the same period a year ago. Swiss has been attempting to raise its selling prices to fully reflect the high level of meat costs but is constrained by competition and resistance to price increases.

Royal-Angelus Macaroni Company Pasta Division (“Royal”)

The pasta division’s sales increased about 16% in dollars and 20% in pounds in the 1st half of 2004 and increased 19% in dollars and 28% in pounds in the 2nd quarter of 2004, compared to the same periods of 2003. The greater percent increases in pounds than dollars reflect an increased proportion of lower price-per-pound sales and aggressive pricing directed toward meeting competition and increasing volume. Royal operated at a $487,624 loss for the 1st half of 2004 compared to a $269,679 loss for 1st half of 2003 and a $230,420 loss for the 2nd quarter of 2004 compared to a $186,772 loss for the 2nd quarter of 2003. Operating results continue to be adversely affected by intense competition in an industry with excess capacity experiencing a decrease in demand parallelling the popularity of the Atkins diet. Contributing to increased operating losses in 2004 was that depreciation of the second long-goods line commenced and capitalization of installation-labor ceased. The line is operational and producing high-volume low-margin goods and, although Royal’s sales are increasing, they have not reached a level which utilizes the full capacity of the line.

The Company

Company sales were up 32% in the 1st half of 2004 compared to the 1st half of 2003 and were up 28% in the 2nd quarter of 2004 compared to the 2nd quarter of 2003. The Company incurred a loss of $659,459 for the 1st half of 2004 compared to net earnings of $74,565 a year ago and a loss of $298,762 for the 2nd quarter of 2004 compared to net earnings of $7,883 a year ago. Both divisions contributed to the increases in sales and decreases in earnings in both periods. The Company’s gross margins for the 1st half and 2nd quarter of 2004 were 4.1% and 4.4%, respectively, compared to 10.5% and 9.7% a year ago. Company margins declined because margins at both divisions declined, at Swiss because price increases fell short of meat cost increases and at Royal because of aggressive pricing and increasing sales of low-margin high-volume goods to increase volume in an industry with over-capacity and decreased demand.

General and administrative expense was up $54,538 for the 1st half of 2004 and up $29,759 in the 2nd quarter of 2004, compared to the same periods in 2003, primarily because of recognition of a ratable portion of the stock grant compensation to Theodore A. Arena, partially offset by reduced health insurance costs. Distribution expense was up $118,441 for the 1st half and $18,666 for the 2nd quarter compared to the same periods in 2003, because of increased salesman payroll, advertising, freight and commissions, but increased proportionately less than the increases in sales. Net interest expense increased $22,029 for the 1st half of 2004 and increased $8,025 for the 2nd quarter of 2004 because of the increased bond principal, the equipment loan on the second long-goods line, and increased borrowings under the line of credit. Other income decreased primarily because of insurance proceeds received in the 1st quarter of 2003.

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

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank. The line of credit, as modified effective June 18, 2004, is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 1.25% (increased from 0.75%) over the bank’s “Base Rate.” The maximum amount of the line of credit is the lesser of $4,000,000, or: 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly, plus the sum of $600,000 until August 1, 2004, minus a reserve of up to $500,000 at the bank’s discretion until the Company achieves a cash flow coverage of at least 1.25 to 1. The amount of a $600,000 letter of credit from the bank, increasing to $900,000 in October 2004, supporting the Company’s obligations to pay workers’ compensation claims and post reserves is applied in reduction of the maximum borrowings under the line of credit. The fee for the letter of credit is 2% per annum of the amount thereof. At June 30, 2004 the “Base Rate” was 4.00% per annum, the maximum amount of the line of credit was $3,400,000 and the Company had $2,960,348 of borrowings under the bank line of credit. Under the credit facility as modified effective June 18, 2004, the Company is required to submit an updated forecast for 2004 and to engage a third party cost consultant satisfactory to the bank.

As part of the credit facility, on December 30, 2003 Comerica issued a $6,378,750 5-year letter of credit supporting $6,300,000 of variable rate demand bonds issued the same date. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate — 1.4% per annum at June 30, 2004. The Company pays a 1.5% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund are about $12,900 per month, with annual increases calculated to amortize the bonds over 20 years. Before the expiration of the first 5 years, the Company and Comerica, or another acceptable financial institution, must agree upon renewal of the letter of credit and future monthly principal payments and amortization, or the Company must repay the bonds at that time.

Also as part of the credit facility, Comerica made four loans to the Company for the meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bears a variable rate of interest and is payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank’s “Base Rate”; September 1999, $1,200,000, 7 year, bank’s “Base Rate” plus 0.25%; and December 1999, $414,788, 5 year, bank’s “Base Rate” plus 0.75%.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires, at the end of each month, a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under the tangible-net-worth and cash-flow-coverage covenants at April 30, 2004, May 31, 2004 and June 30, 2004 and the bank has waived the defaults.

The Company does not expect to be in compliance with the financial covenants at all times during the next twelve months and there can be no assurance that the bank will continue to waive defaults rather than declare the obligations under the credit facility currently due and payable. As a result, the Company’s real estate and equipment loans from the bank and the variable rate demand bonds are reflected as current liabilities rather than long-term debt in the June 30, 2004 financial statements.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. The second line became operational in the 1st quarter of 2004 and is more modern and expected to produce high quality goods faster and more efficiently than Royal’s other line. Because a cross-default provision in the loan results in the loan being in default when the credit facility is in default, it is also reflected as a current liability rather than as long-term debt in the June 30, 2004 financial statements.

Cash increased $20,706 in the 1st half of 2004 compared to a $209,439 decrease in the 1st half of 2003. Operating activities used $1,996,564 of cash primarily from the net loss, increases in inventories, income taxes receivable and other assets, and decreases in accounts payable and accrued liabilities, partially offset by depreciation and amortization and decreases in accounts receivable and prepaid expenses. Inventories increased on increased sales. Accounts payable decreased from a high level of accounts payable and a low level of borrowing under the bank line at December 31 , 2003. Investing activities used $267,957 of cash for additions to property and equipment and financing activities provided $2,285,227 of cash primarily from increased borrowing under the bank line.

The Company believes that it has a good relationship with Comerica Bank as evidenced by the bank’s over-advances under the line of credit and waivers of defaults under the financial covenants. That relationship is crucial to the Company, since the Company does not expect to be in compliance with the financial covenants and a default permits the bank to declare the obligations under the credit facility currently due and payable. Even without a default under a financial covenant, the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default.

The Company believes that it is probable that it will fail to meet the financial covenants during the next twelve months. In the event of a default which the bank declines to waive, the bank could accelerate its loans by declaring the line of credit and its real estate and equipment loans immediately due and payable and requiring a cash security deposit from the Company equal to the bank’s potential liability under the letter of credit supporting the variable rate demand bonds. The Company would be unable to repay the debt and make the cash deposit and the bank could commence foreclosure against the Company’s assets securing the credit facility. The Company believes that before the bank would resort to acceleration and foreclosure, it would take more moderate steps, such as increasing the interest rates on its loans on the basis that the Company is less credit worthy or requiring that the Company engage additional outside consultants and make changes in its operations directed at improving the Company’s cash flow and results of operations. The bank might also demand that the Company refinance the credit facility with another lender. The Company has not explored the possibility of refinancing the credit facility under current conditions and has no reason to believe that such a refinancing is feasible.

The Company believes that improvements in the Company’s cash flow and operating results are crucial to the Company’s financial stability and its relationship with the bank and is aggressively pursuing these objectives. To improve cash flow, the Company is directing its efforts toward minimizing inventories, accounts receivable and capital expenditures. To improve operating results which also improve cash flow, Swiss has implemented price increases at the risk of losing sales and Royal has pursued high volume sales to utilize its excess capacity. The Company has reduced the number of its employees and is reducing the number of its workers compensation claims through injury prevention programs, which should reduce future workers compensation costs. The Company is considering eliminating the contribution to its SEP-IRA plan for 2004 at a savings of about $400,000 and requiring that non-union employees contribute to the cost of health insurance. Additional cost- saving steps may be taken on recommendation of a third-party cost consultant engaged by the Company at the instance of the bank.

There can be no assurance that the Company will be able to improve its cash flow and operating results sufficient to improve the Company’s financial condition and its relationship with the bank, but the Company is committed to take all feasible actions directed toward achieving these goals.

Critical Accounting Policies

The Securities and Exchange Commission defines a critical accounting policy as one which is both important to the portrayal of the registrant’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical for the Company are determining the allowance for doubtful accounts, valuing inventory and determining whether there is impairment of long-lived assets.

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At June 30, 2004, the Company had a $3,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated fair value. The Company determines fair value using estimates of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The Company’s evaluation of the recoverability of property and equipment includes estimates of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the assets. A significant part of the estimation process involves estimating future operating cash flows and the fair value of the property and equipment at the eventual disposition date. The Company has recently incurred operating losses and the return to profitability may depend in part on factors outside the Company’s control (see note (8) to the unaudited condensed financial statements). Future property and equipment impairment charges may result if actual cash flows, or changes in estimates of cash flows, from the use and eventual disposition of the property and equipment vary from the estimates used to support the value of the assets at each reporting date.

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, determining the allowance for doubtful accounts and valuing inventory and deferred tax assets. Actual results could differ from those estimates and assumptions.

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at June 30, 2004, will not have a material effect on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company held its annual meeting of shareholders on Tuesday, April 27, 2004, at 11:00 a.m. at the Company’s principal office. Shareholders representing 2,655,019 or 82.7% of the 3,209,706 shares entitled to vote were present in person or by proxy, with 200,920 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

Nominee	For	Withheld	Without Authority
Theodore L. Arena	2,611,362	5,804	37,853
Santo Zito	2,616,166	1,200	37,853
Louis A. Arena	2,617,066	100	37,853
Joseph W. Wolbers	2,612,562	4,604	37,853
John M. Boukather	2,612,562	4,604	37,853

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st half of 2004 under its stock repurchase program.

During the 1st half of 2004, the Company sold 23,808 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.27 per share. From inception of the Plan through June 30, 2004, employees have purchased a total of 755,060 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st six months of 2004.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 2nd quarter of 2004. On February 26, 2004, a grant of 150,000 shares was made to Theodore A. Arena, the Company’s Chief Executive Officer, under the Company’s Stock Grant Plan.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report: Exhibit 14.2 - Code of Conduct and Ethics; Exhibit 31— Section 302 Certifications; and, Exhibit 32 — Section 906 Certifications.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and Chief Financial Officer