Form 10-Q
period 2004-09-30
PROVENA FOODS INC
filed 2004-11-22
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

The number of shares of Provena Foods Inc. Common Stock outstanding at October 31, 2004 was:

Common Stock 3,421,554

PROVENA FOODS INC.

Form 10-Q Report for the Third Quarter Ended September 30, 2004

-ii-

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$13,708,284	11,636,275	37,829,174	29,877,259

Cost of sales	13,303,983	10,723,038	36,440,964	27,048,522

Gross profit	404,301	913,237	1,388,210	2,828,737

Operating expenses:
Distribution	367,058	422,432	1,277,067	1,214,000
General and administrative	433,067	444,088	1,414,310	1,370,793

Operating income (loss)	(395,824)	46,717	(1,303,167)	243,944

Interest expense, net	(154,098)	(117,564)	(404,149)	(345,586)
Other income, net	64,131	48,287	176,566	203,647

Earnings (loss) before income taxes	(485,791)	(22,560)	(1,530,750)	102,005

Income tax expense (benefit)	59,300	(9,000)	(326,200)	41,000

Net earnings (loss)	$(545,091)	(13,560)	(1,204,550)	61,005

Earnings (loss) per share:
Basic	$(.16)	—	(.36)	.02

Diluted	$(.16)	—	(.36)	.02

Shares used in computing earnings (loss) per share:
Basic	3,398,272	3,193,462	3,346,043	3,175,866

Diluted	3,398,272	3,193,462	3,346,043	3,175,866

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$16,402	83,094
Accounts receivable, less allowance for doubtful accounts of $15,000 at 2004 and $0 at 2003	4,396,530	4,002,477
Inventories	4,603,612	4,023,118
Prepaid expenses	26,381	157,795
Income tax receivable	258,609	13,631
Deferred tax assets	148,486	148,486

Total current assets	9,450,020	8,428,601

Property and equipment, net	16,079,382	16,464,176
Other assets	292,356	294,682

	$25,821,758	25,187,459

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$2,862,594	382,717
Current portion of long-term debt	8,852,457	726,628
Current portion of capital lease obligation	48,000	48,000
Accounts payable	3,212,546	3,798,481
Accrued liabilities	1,693,496	1,357,786

Total current liabilities	16,669,093	6,313,612

Long-term debt, net of current portion	—	8,553,803
Capital lease obligation, net of current portion	336,094	386,302
Deferred tax liabilities	320,801	320,801

Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,407,041 at 2004 and 3,209,706 at 2003	5,396,398	5,139,019
Deferred compensation	(170,000)	—
Retained earnings	3,269,372	4,473,922

Total shareholders’ equity	8,495,770	9,612,941

	$25,821,758	25,187,459

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$(1,204,550)	61,005
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	681,171	636,863
Allowance for doubtful accounts	15,000	9,000
Increase in accounts receivable	(409,053)	(1,261,316)
Increase in inventories	(580,494)	(1,140,654)
Increase (decrease) in prepaid expenses	131,414	(163,423)
Increase in income taxes receivable	(244,978)	—
Decrease in other assets	2,326	1,856
Increase (decrease) in accounts payable	(585,935)	566,073
Increase in accrued liabilities	335,710	899,059
Increase in income taxes payable	—	12,570

Net cash used in operating activities	(1,859,389)	(378,967)

Cash flows from investing activities:
Additions to property and equipment	(296,377)	(1,211,167)

Net cash used in investing activities	(296,377)	(1,211,167)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt and notes payable	(427,974)	479,819
Payments on capital lease obligation	(50,208)	(36,371)
Proceeds from line of credit	2,479,877	869,615
Proceeds from sale of capital stock	87,379	64,595

Net cash provided by financing activities	2,089,074	1,377,658

Net decrease in cash and cash equivalents	(66,692)	(212,476)
Cash and cash equivalents at beginning of period	83,094	350,433

Cash and cash equivalents at end of period	$16,402	137,957

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$405,862	339,980
Income taxes	$(81,222)	60,600

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

September 30, 2004 and 2003 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at September 30, 2004 and December 31, 2003 consist of:

	2004	2003
Raw materials	$1,464,313	1,515,118
Work-in-process	1,113,600	951,388
Finished goods	2,025,699	1,556,612

	$4,603,612	4,023,118

(3) Segment Data

Business segment sales and operating income (loss) for the three months and nine months ended September 30, 2004 and 2003 and assets at September 30, 2004 and December 31, 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales to unaffiliated customers:
Swiss American Sausage division	$12,046,245	10,110,601	33,067,227	25,670,011
Royal-Angelus Macaroni division	1,662,039	1,525,674	4,761,947	4,207,248

Total net sales	$13,708,284	11,636,275	37,829,174	29,877,259

Operating income (loss):
Swiss American Sausage division	$(443,843)	154,998	(865,926)	529,829
Royal-Angelus Macaroni division	(131,710)	(163,256)	(619,334)	(432,935)
Corporate	179,729	54,975	182,093	147,050

Operating income (loss)	$(395,824)	46,717	(1,303,167)	243,944

	September 30, 2004	December 31, 2003
Identifiable assets:
Swiss American Sausage division	$20,363,360	19,901,183
Royal-Angelus Macaroni division	5,020,450	4,908,453
Corporate	437,948	377,823

Total assets	$25,821,758	25,187,459

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$(545,091)	(13,560)	(1,204,550)	61,005
Less: Total stock-based employee compensation expense determined under fair value based method	—	—	—	—

Pro forma net earnings (loss)	$(545,091)	(13,560)	(1,204,550)	61,005

Earnings per share:
Basic - as reported	$(.16)	—	(.36)	.02

Basic - pro forma	$(.16)	—	(.36)	.02

Diluted - as reported	$(.16)	—	(.36)	.02

Diluted - pro forma	$(.16)	—	(.36)	.02

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

(6) Debt

The Company has a credit facility with Comerica Bank which governs all of the Company’s borrowings and letters of credit between the bank and the Company. All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires the Company to meet certain financial covenants. The Company was not in compliance with certain covenants at September 30, 2004.

Moreover, without revision to the credit facility’s financial covenants, the Company believes it will continue to fail to meet certain financial covenants at subsequent measurement dates that are within one year from the balance sheet date. Therefore, the Company has classified $1,829,713 of outstanding debt at September 30, 2004 under the credit facility as a current liability because it is probable that the bank will have the ability to call the obligations within twelve months from September 30, 2004.

Additionally, the Company has classified as a current liability $6,300,000 outstanding variable rate demand bonds because they are supported by a letter of credit governed by the credit facility. A default under the credit facility allows the bank to require a cash security deposit from the Company in the amount of the bank’s potential liability under the letter of credit. The Company has also classified as a current liability an equipment loan with General Electric Capital Corporation of $722,744 because the loan contains a cross-default provision that encompasses the credit facility, which makes it probable that General Electric Capital Corporation will have the ability to call the loan within twelve months from September 30, 2004

(7) Impairment of Long-Lived Assets

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

(8) Liquidity

The Company’s material operating losses and negative operating cash flows for the first three quarters of 2004 raise substantial doubt about its ability to continue as a going concern. The Company’s ability to fund its reasonably foreseeable working capital, capital expenditure and debt service requirements for the next twelve months from cash on hand, funds from operations, asset sales and its bank line of credit will require improvement in the Company’s operating results and operating cash flow and the willingness of Comerica Bank to waive defaults expected under financial covenants. The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The Company believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and satisfy the bank. However, there is a risk that factors unforeseeable by or beyond the control of the Company may cause the bank to resort to one or more of its options or remedies. Such options or remedies could include increasing the interest rate on the bank’s loans, requiring the Company to engage outside business advisors, requiring changes intended to improve cash flow or results of operations, declaring its loans due and payable and foreclosing against the Company’s assets. The factors not foreseeable or controllable by the Company include, for example, uncertainties relating to the strength of the economy, the intensity of competition, demand for products, market prices for commodities and energy costs. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(amounts in thousands)
Net sales by division:
Swiss American	$12,046	10,111	33,067	25,670
Royal-Angelus	1,662	1,525	4,762	4,207

Total	$13,708	11,636	37,829	29,877

Sales in thousands of pounds by division:
Swiss American	6,726	6,501	19,272	17,085
Royal-Angelus	3,210	2,991	9,391	8,124

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

Swiss American Sausage Co. Meat Division (“Swiss”)

Sales by the processed meat division increased 29% in dollars and 13% in pounds in the 1st nine months of 2004 and increased 19% in dollars and 3% in pounds in the 3rd quarter of 2004, compared to the same periods of 2003. Sales in dollars increased proportionately more than sales in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $865,926 loss for the 1st nine months of 2004 compared to a $529,829 profit for the 1st nine months of 2003, and at a $443,843 loss for the 3rd quarter of 2004 compared to a $154,998 profit for the 3rd quarter of 2003. The losses were caused primarily by meat cost increases which outpaced selling price increases, exacerbated by high workers compensation insurance costs, utility costs and increasing freight costs. Swiss has been attempting to raise its selling prices to fully reflect the high level of meat costs but is constrained by competition and resistance to price increases.

Royal-Angelus Macaroni Company Pasta Division (“Royal”)

The pasta division’s sales increased about 13% in dollars and 16% in pounds in the 1st nine months of 2004 and increased 9% in dollars and 7% in pounds in the 3rd quarter of 2004, compared to the same periods of 2003. The greater percent increase in pounds than dollars in the nine months reflects sales of high-volume low-margin goods produced by the new second long-goods line, an effect which was reversed in the 3rd quarter of 2004 because of a slightly higher proportion of sales of value-added products with higher prices per pound. Royal operated at a $619,334 loss for the 1st nine months of 2004 compared to a $432,935 loss for the 1st nine months of 2003 and a $131,710 loss for the 3rd quarter of 2004 compared to a $163,256 loss for the 3rd quarter of 2003. Operating results continue to be adversely affected by intense competition in an industry with excess capacity experiencing a decrease in demand parallelling the popularity of the Atkins diet. Some of the causes of the continuing losses are aggressive pricing directed toward meeting competition and increasing volume, the increased cost of an additional salesman, and increased utility and workers compensation insurance cost. Contributing to increased operating losses in 2004 was that depreciation of the second long-goods line commenced and capitalization of installation-labor ceased. Royal’s sales are increasing but have not reached a level which utilizes the full capacity of the line.

The Company

Company sales were up 27% in the 1st nine months of 2004 compared to the 1st nine months of 2003 and were up 18% in the 3rd quarter of 2004 compared to the 3rd quarter of 2003. The Company incurred a net loss of $1,204,550 for the 1st nine months of 2004 compared to net earnings of $61,005 a year ago and a net loss of $545,091 for the 3rd quarter of 2004 compared to a net loss of $13,560 a year ago. Both divisions contributed to the increases in sales and declining operating results in both periods. The Company’s gross margins for the 1st nine months and 3rd quarter of 2004 were 3.7% and 2.9%, respectively, compared to 9.5% and 7.8% a year ago. Company margins declined because margins at both divisions declined from last year, at Swiss because price increases fell short of meat and other cost increases and at Royal because of aggressive pricing and increasing sales of low-margin high-volume goods to increase volume in an industry with over-capacity and decreased demand. Although Royal’s margins for the 1st nine months of 2004 were lower than a year ago, its margins for the 3rd quarter of 2004 where higher than for the 1st half of 2004 because of a higher proportion of sales of value-added products with higher prices per pound.

General and administrative expense was up $43,517 for the 1st nine months of 2004 and down $11,021 in the 3rd quarter of 2004, compared to the same periods in 2003, primarily because of recognition of stock grant and cash bonus compensation to Theodore A. Arena and increased clerical payroll, partially or wholly offset by the elimination of the SEP-IRA contribution for 2004 and reduced health insurance costs, which were lower than last year for the 1st nine months but higher in the 3rd quarter because of a July 1, 2004 premium increase. Distribution expense was up $63,067 for the 1st nine months but down $55,374 for the 3rd quarter compared to the same periods in 2003. The increase for the nine months was caused by increased salesman payroll, freight and commissions, but was proportionately less than the increase in sales. The decrease for the 3rd quarter resulted from lower payroll because of fewer salesmen, the elimination of the SEP-IRA contribution for 2004 and lower freight through selection of lower cost carriers. Net interest expense increased $58,563 for the 1st nine months of 2004 and increased $36,534 for the 3rd quarter of 2004 because of the increased bond principal, the equipment loan on the second long-goods line, increased borrowings under the line of credit and higher interest rates. Other income decreased for the nine months primarily because of insurance proceeds received in the 1st quarter of 2003, but increased in the 3rd quarter because of higher waste product sales at Swiss and rental income.

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

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank. The line of credit, as modified effective June 18, 2004, is payable on demand, is subject to annual review, and bears interest at a variable annual rate of 1.25% (increased from 0.75%) over the bank’s “Base Rate.” The maximum amount of the line of credit is the lesser of $4,000,000, or: 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly, minus a reserve of up to $500,000 at the bank’s discretion until the Company achieves a cash flow coverage of at least 1.25 to 1. The amount of a $775,000 letter of credit from the bank supporting the Company’s obligations to pay workers’ compensation claims and post reserves is applied in reduction of the maximum borrowings under the line of credit. The fee for the letter of credit is 2% per annum of the amount thereof. At September 30, 2004 the “Base Rate” was 4.75% per annum, the maximum amount of the line of credit was $3,400,000 and the Company had $2,862,594 of borrowings under the bank line of credit. Under requirements of the credit facility as modified effective June 18, 2004, the Company has engaged a third party cost consultant and submitted cash flow and operating forecasts for 2004.

As part of the credit facility, on December 30, 2003 Comerica issued a $6,378,750 5-year letter of credit supporting $6,300,000 of variable rate demand bonds issued the same date. The bonds bear a variable rate of interest payable monthly and set weekly at a market rate ) 1.92% per annum at September 30, 2004. The Company pays a 1.25% per annum fee on the amount of the letter of credit and fees of the bond trustee estimated at 0.5% of the bond principal per year. Monthly payments of bond principal into a sinking fund are about $12,900 per month, with annual increases calculated to amortize the bonds over 20 years. Before the expiration of the first 5 years, the Company and Comerica, or another acceptable financial institution, must agree upon renewal of the letter of credit and future monthly principal payments and amortization, or the Company must repay the bonds at that time.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and requires, at the end of each month, a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under the tangible-net-worth, cash-flow-coverage and quick ratio covenants at July 31, 2004, August 31, 2004 and September 30, 2004.

The Company does not expect to be in compliance with the financial covenants at all times during the next twelve months and there can be no assurance that the bank will not declare the obligations under the credit facility currently due and payable. As a result, the Company’s real estate and equipment loans from the bank and the variable rate demand bonds are reflected as current liabilities rather than long-term debt in the September 30, 2004 financial statements.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. The second line became operational in the 1st quarter of 2004 and is more modern and expected to produce high quality goods faster and more efficiently than Royal’s other line. Because a cross-default provision in the loan results in the loan being in default when the credit facility is in default, it is also reflected as a current liability rather than as long-term debt in the September 30, 2004 financial statements.

Cash decreased $66,692 in the 1st nine months of 2004 compared to a $212,476 decrease in the 1st nine months of 2003. Operating activities used $1,859,389 of cash primarily from the net loss, increases in accounts receivable, inventories, and income taxes receivable and a decrease in accounts payable, partially offset by depreciation and amortization, a decrease in prepaid expenses and an increase in accrued liabilities. Accounts receivable and inventories increased on increased sales. Investing activities used $296,377 of cash for additions to property and equipment and financing activities provided $2,089,074 of cash primarily from increased borrowing under the bank line.

The Company believes that it has a good relationship with Comerica Bank. That relationship is crucial to the Company, since the Company does not expect to be in compliance with the financial covenants and a default permits the bank to declare the obligations under the credit facility currently due and payable. Even without a default under a financial covenant, the line of credit is payable on demand, the Company could not make an immediate repayment of the line of credit, and a failure to repay the line after demand would render the entire credit facility in default.

The Company believes that it is probable that it will continue to fail to meet the financial covenants during the next twelve months. In the event of a default which the bank declines to waive, the bank could accelerate its loans by declaring the line of credit and its real estate and equipment loans immediately due and payable and requiring a cash security deposit from the Company equal to the bank’s potential liability under the letter of credit supporting the variable rate demand bonds. The Company would be unable to repay the debt and make the cash deposit and the bank could commence foreclosure against the Company’s assets securing the credit facility. The Company believes that before the bank would resort to acceleration and foreclosure, it would take more moderate steps, such as increasing the interest rates on its loans on the basis that the Company is less credit worthy or requiring that the Company engage additional outside consultants and make changes in its operations directed at improving the Company’s cash flow and results of operations. The bank might also demand that the Company refinance the credit facility with another lender. The Company has not explored the possibility of refinancing the credit facility under current conditions and has no reason to believe that such a refinancing is feasible. The board has authorized the listing for sale and leaseback of the second pasta building, subject to Comerica approval, which would be expected to provide funds more than adequate to repay the Comerica real estate and equipment loans.

The Company believes that improvements in the Company’s cash flow and operating results are crucial to the Company’s financial stability and its relationship with the bank and is aggressively pursuing these objectives. To improve cash flow, the Company is directing its efforts toward minimizing inventories, accounts receivable and capital expenditures. To improve operating results which also improve cash flow, Swiss has implemented price increases at the risk of losing sales and Royal has pursued high volume sales to utilize its excess capacity. The Company has reduced the number of its employees and is reducing the number of its workers compensation claims through injury prevention programs, which should reduce future workers compensation costs. The Company has eliminated the contribution to its SEP-IRA plan for 2004 at a savings of about $400,000, about $200,000 of which was accrued through the 1st half of 2004 and $300,000 would have been accrued through the 1st nine months of 2004. The Company is considering requiring that non-union employees contribute to the cost of health insurance. Additional cost-saving steps may be taken on recommendation of the third-party cost consultant engaged by the Company at the instance of the bank.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for doubtful accounts by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At September 30, 2004, the Company had a $15,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at September 30, 2004, will not have a material effect on the Company’s financial position or results of operations.

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

Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have been no such changes during the Company’s third fiscal quarter.

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

During the 1st nine months of 2004, the Company sold 47,335 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan, at an average selling price of $1.13 per share. From inception of the Plan through September 30, 2004, employees have purchased a total of 778,587 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st nine months of 2004.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 3rd quarter of 2004, except 8,500 shares purchased by Santo Zito, Vice President and General Manager and director and 5,000 shares purchased by Thomas J. Mulroney, Vice President and Chief Financial Officer. On February 26, 2004, a grant of 150,000 shares was made to Theodore A. Arena, the Company’s Chief Executive Officer, under the Company’s Stock Grant Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report: Exhibit 31 — Section 302 Certifications; and Exhibit 32 — Section 906 Certifications.

(b) The Company filed a report on Form 8-K dated September 30, 2004 regarding a change in its certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2004	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and Chief Financial Officer