Form 10-K
period 2004-12-31
PROVENA FOODS INC
filed 2005-04-19
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of April 8, 2005 was $2,581,360.

The number of shares of Provena Foods Inc. Common Stock outstanding on April 8, 2005 was 3,441,814.

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

PROVENA FOODS INC.

2004 FORM 10-K ANNUAL REPORT

-ii-

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

The discussions throughout this report contain “forward-looking statements” which express or imply expectations of future performance, developments or occurrences. There can be no assurance that these expectations will be fulfilled, since actual events may differ materially due to uncertainties relating to the Company’s performance, the economy, competition, demand, commodities, credit markets, energy supplies and other factors.

Risk Factors

Among the factors that could materially adversely affect the business, financial condition or results of operations of Provena Foods Inc. (the “Company”) are the following:

Ability to Obtain Financing. The Company has recorded a material operating loss and negative operating cash flow for 2004, which raises substantial doubt about the Company’s ability to fund its reasonably foreseeable working capital requirements and to continue as a going concern. The Company has a credit facility with Comerica Bank which includes a line of credit, loans and letters of credit aggregating over $12,000,000. Because of the Company’s poor operating results, Comerica demanded to be replaced, the Company commenced seeking a new lender for the credit facility, and on March 28, 2005, Comerica demanded payment of the obligations under the credit facility and agreed to a forbearance from judicial action to collect the obligations which forbearance expires no later than December 15, 2005. On April 12, 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility, but the preliminary proposal is not a commitment and the Company may be unable find a new lender to refinance the credit facility. See Credit Facility under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Workers’ Compensation Claims. Beginning in 2003, the annual cost of being fully insured against workers’ compensation claims approximately tripled from $700,000 to $2,000,000. To reduce costs, the Company elected to purchase modified workers’ compensation insurance under which the insurance company administers the claims and the Company bears the total cost of the claims. Under the modified insurance, each year the Company records as workers’ compensation expense an estimate of the future cost of settling claims for that year. The Company remains at risk that the cost of settlement of all claims for any year in which the Company had modified insurance may materially exceed the Company’s estimate. See Workers’ Compensation below.

Inability to Recover Costs of Sales. The Company operates two food divisions, the Swiss meat division and the Royal pasta division, each of which must maintain a level of sales adequate to absorb the fixed costs of large plant investments. Recently there have been increases in the costs of meat and flour, in production labor costs, in workers’ compensation costs, in utilities, and in health insurance costs. Both divisions have experienced material reductions in their gross profits resulting both from their inability to increase their selling prices sufficiently to recover these increased costs and from cost increases outpacing selling price increases. The inability to increase selling prices is caused by customer resistance to price increases and intense competition. Since the products of both divisions are ultimately sold to consumers, the divisions’ customers resist price increases which if passed on to consumers would reduce consumption of the ultimate products. Each division has a few large customers which account for a substantial portion of its sales. See Dependency on a Limited Number of Large Customers below. The principal constraint on Swiss’s pricing is the resistance of its customers, many of which are pizza chains, to price increases. The principal constraint on Royal is intense competition in an industry with excess capacity which has experienced a decrease in demand. Raising prices to increase gross profits risks losing customers, having sales fall to a level inadequate to absorb fixed costs and failing to make substantial sales at the higher prices.

Financial Deterioration. Because the Company’s poor operating results and the resulting defaults under its credit facility permitted its term debts to be declared due and payable, since June 30, 2004 the Company has recorded its term debts as current liabilities. See Liquidity and Capital Resources and Credit Facility under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, the Company’s balance sheets show current liabilities substantially exceeding current assets, which might cause a Company’s supplier to decline to sell to the Company on normal credit terms, further adversely affecting the Company’s cash flow. If the Company’s operating performance shows no signs of improving or the Company is unable to find a new lender for its credit facility, doubts about its ability to continue as a going concern could give rise to an impairment charge against its fixed assets, further weakening its balance sheet. See

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies,

Impairment of Long-Lived Assets.

General

The Company is a California-based specialty food processor engaged in the supply of food products to other food processors, distributors and canners. Its primary products are pepperoni and Italian-style sausage sold to frozen pizza processors, pizza restaurant chains and food distributors and dry pasta sold to food processors and canners, private label producers and food distributors. The Company’s products are sold throughout the United States but primarily in the Western United States.

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

For financial information about each of the Company’s two divisions, see the segment data contained in Note 11 of Notes to Financial Statements.

Swiss American Sausage Co. Meat Division

During the years ended December 31, 2004 and 2003, sales by Swiss accounted for 87.15% and 86.79%, respectively, of the Company’s net sales. Swiss’s slightly higher proportion of Company sales in 2004 resulted from sales at Swiss increasing proportionately more than sales at Royal. The Company’s processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company’s meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

Royal-Angelus Macaroni Company Pasta Division

During the years ended December 31, 2004 and 2003, sales by Royal-Angelus accounted for 12.85% and 13.21%, respectively, of the Company’s net sales. Royal’s lower proportion of Company sales in 2004 resulted from sales at Swiss increasing proportionately more than sales at Royal. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

The Company’s pasta products are produced at its plant in Chino, California. The plant comprises two buildings, one occupied 100% by the Company and a second currently occupied 40% by the Company and leased 60% to a tenant through March 2007. The pasta plant has a theoretical production capacity estimated at 50,000,000 pounds per year. On April 13, 2005 the Company completed a sale and leaseback of the buildings to improve the Company’s liquidity. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Dependency on a Limited Number of Large Customers

A substantial portion of the Company’s net sales has in recent years resulted from sales to a few customers. See Note 11 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company’s largest customers for the year ended December 31, 2004:

Division	Number of Customers	Division Sales %	Company Sales %
Swiss American	3	52%	46%
Royal-Angelus	3	26%	3%

Totals	6		49%

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

Employees

As of December 31, 2004, the Company employed 247 full-time employees, 182 in production at Swiss in Lathrop, California, 47 in production at Royal-Angelus in Chino, California, 8 in clerical and office functions, 5 in sales activities, and 5 in management activities.

Swiss’s plant employees are represented by the United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement dated April 1, 2002 which expires April 2, 2006. Royal’s plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2002 which expires September 30, 2006. There has been no significant labor unrest at the division’s plants and the Company believes it has a satisfactory relationship with its employees.

Health Benefits

The Company provides health insurance benefits to all of its employees and their dependents. Its union and non-union employees are covered by a union-sponsored health insurance plan.

Workers’ Compensation

In 2002, the Company’s workers’ compensation cost was $710,277, and the Company was fully insured. Since 2002, the Company has purchased modified workers’ compensation insurance because the cost to be fully insured had approximately tripled. Under the modified workers’ compensation insurance, the insurance company administers the claims for a fee and the Company bears the total costs of settling claims. The administrative fee was $609,012 for 2003 and $704,460 for 2004 and is $661,948 for 2005. In addition, the insurance company requires either the payment of a premium to cover the estimated costs of settling claims or a letter of credit and a cash deposit to ensure the Company’s payment of the costs. Currently all but $219,094 of the original $715,461 premium for 2003 has been used to pay costs, and the Company has a $593,000 (originally $775,000) letter of credit and a cash deposit of $50,000 for 2004 and a $775,000 letter of credit and $50,000 cash deposit requirement for 2005.

Comerica Bank issued the original $775,000 letter of credit for 2004 and is expected to issue the letter of credit required for 2005, and charges 2% per annum on the amounts of the letters of credit. The Company’s workers’ compensation expense for each year under the modified insurance is the sum of the administrative fee, the costs of settling claims for the year and an estimate of the future costs of settling claims for the year, adjusted for any increase or decrease in the estimated future costs of settling claims for any prior year.

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

The Company’s pasta production plant is an approximately 44,000 square foot facility located in Chino, California, occupied by the Company since 1987 and an adjacent approximately 44,000 square foot building purchased by the Company in 1995 and occupied 40% by the Company and leased 60% to a cold storage manufacturer through March 2007. The Chino plant has a theoretical production capacity estimated at 50,000,000 pounds annually. On April 13, 2005, the Company completed a sale and leaseback of the pasta plant. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is involved in routine claims and litigation incidental to its business. Management believes that none will have a material adverse effect on the Company’s business, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “PZA”. The following table sets forth high and low prices as traded on the American Stock Exchange:

	Quarter of Fiscal Year Ended December 31
	First	Second	Third	Fourth
2003
High	$1.24	1.35	1.55	1.45
Low	1.01	1.10	1.23	1.25

2004
High	1.53	1.54	1.14	1.05
Low	1.24	1.15	0.40	0.57

The closing price on December 31, 2004 was $0.90.

Common Stock

The Company’s Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 2004 the Company had issued and outstanding 3,441,814 shares held by approximately 240 shareholders of record. In addition, the Company estimates that there are approximately 800 shareholders holding shares in street or nominee names.

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

Under the 1988 employee stock purchase plan, in 2004 employees purchased 82,108 newly issued shares at an average price of $0.96 per share. Employees have purchased a total of 813,360 shares under the plan through December 31, 2004, at an average price of $2.42 per share. Under the plan, non-union employees employed at least 6 months, other than officers and directors, may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. Under the plan, employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and accumulate at a rate of about $80,000 per year.

See Stock Grant Plan under Item 11. Executive Compensation for information on the Company’s Stock Grant Plan.

No shares were purchased by exercise of Incentive Stock Options in 2004.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below under the headings Statement of operations data and Balance sheet data as of and for each of the years in the five-year period ended December 31, 2004 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent registered public accounting firm, through December 31, 2003 and by Cacciamatta Accountancy Corporation, independent registered public accounting firm, for the year ended December 31, 2004. The selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the balance sheets as of December 31, 2004 and 2003 and the statements of operations, shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2004, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands except per share data)
Statement of operations data:
Net Sales	$51,810	43,188	37,977	36,007	27,309
Cost of sales	49,818	39,348	33,571	33,295	25,535

Gross profit	1,992	3,840	4,406	2,712	1,774

Distribution, general and administrative expenses	3,676	3,463	3,239	2,897	2,638

Operating income (loss)	(1,684)	377	1,167	(185)	(864)

Interest income (expense), net	(564)	(618)	(522)	(690)	(746)
Other income, net	261	258	266	292	155

Earnings (loss) before income taxes	(1,987)	17	911	(583)	(1,455)

Income tax expense (benefit)	(757)	(1)	353	(313)	(577)

Net earnings (loss)	$(1,230)	18	558	(270)	(878)

Earnings (loss) per share:
Basic	$(.38)	.01	.18	(.09)	(.29)

Diluted	$(.38)	.01	.18	(.09)	(.29)

Cash dividends paid per share	$—	—	—	.06	.12
Weighted average number of shares outstanding (1):
Basic	3,262	3,184	3,120	3,064	3,006

Diluted	3,262	3,184	3,120	3,064	3,006

Balance sheet data (end of period):
Working capital (deficit)	$(7,126)	2,115	253	(491)	307
Property and equipment (net)	15,972	16,464	15,587	16,129	16,101
Total assets	26,350	25,187	22,021	22,394	22,357
Long-term debt and capital lease obligation, including current portion	9,089	9,715	6,885	6,850	6,885
Shareholders’ equity	8,496	9,613	9,515	8,881	9,238

(1)	The Company sold shares under its employee stock purchase plan in the years as shown:

2004	2003	2002	2001	2000
82,108	62,619	57,571	54,507	62,980

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

Company sales increased 20% in 2004 from 2003 but the Company suffered a material net loss in 2004 after only nominal net income in 2003. The loss resulted from substantial operating losses at both divisions. Swiss’s operating loss resulted from its inability to increase its selling prices sufficiently to compensate for increased costs, primarily meat costs, in spite of increasing its average selling price from $1.53 per pound in 2003 to $1.75 per pound in 2004. Royal has been experiencing a long period of operating losses from intense competition, but until 2004 its annual losses had been decreasing and there were indications that the over-capacity and intense competition in the pasta industry might begin to diminish. However, Royal’s operating loss in 2004 exceeded its operating loss in 2003, primarily because of increased flour costs and because its second long-goods line, acquired in 2003, became operational and depreciated in 2004. The new long goods line is expected to enhance Royal’s ability to compete but has not yet been fully utilized. Contributing to the losses of both divisions is an significant increase in workers’ compensation costs which began in 2003 and continued in 2004.

Because of the loss, Comerica Bank, the Company’s primary lender, has demanded to be replaced and the Company is seeking a new lender. The Company has also sold and leased back its pasta buildings in order to increase its liquidity. See Liquidity and Capital Resources and Credit Facility below.

Results of Operations

The following table sets forth operating data for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	(Dollars in thousands)
Net sales	$51,810	100.0%	$43,188	100.0%	$37,977	100.0%
Cost of sales	49,818	96.2	39,348	91.1	33,571	88.4

Gross profit	1,992	3.8	3,840	8.9	4,406	11.6

Distribution, general and administrative expenses	3,676	7.1	3,463	8.0	3,239	8.5

Operating income (loss)	(1,684)	(3.3)	377	0.9	1,167	3.1

Interest expense, net	(564)	(1.1)	(618)	(1.4)	(522)	(1.4)
Other income, net	261	0.5	258	0.6	266	0.7

Earnings (loss) before income taxes	(1,987)	(3.8)	17	0.0	911	2.4

Income tax expense (benefit)	(757)	(1.5)	(1)	(0.0)	353	0.9

Net earnings (loss)	$(1,230)	(2.4)%	$18	0.0%	$558	1.5%

Sales in thousands of pounds by division

Swiss American	25,798		24,461		22,257
Royal-Angelus	12,634		10,898		11,052

Comparison of Years Ended December 31, 2004 and 2003

In 2004, Company net sales of $51,810,000 were up 20% from 2003 sales of $43,188,000. Both divisions contributed to the increase in sales. The Company recorded a net loss of $1,230,000 for 2004 compared to net income of $18,000 for 2003. The net loss resulted from a decline at Swiss from an operating profit to an operating loss and an increased operating loss at Royal, caused by increased costs, primarily meat costs at Swiss.

The meat division’s sales were up about 20% in dollars and 5% in pounds and it operated at a $1,120,000 loss for 2004 compared to a $680,000 profit for 2003. Swiss’s sales for the 4th quarter of 2004 were up 2% in dollars but down 12% in pounds from the 4th quarter of 2003. The percentages in dollars increased despite a smaller increase or a decrease in the percentage in pounds because of higher selling prices reflecting higher meat costs.

Swiss’s sales in dollars and in pounds have increased each year since its meat plant was completed in 1999. Its loss in 2004 compared to a profit 2003 was caused primarily by increased plant labor, health insurance, utility and meat costs. Swiss’s margins decreased from 8.8% to 3.6% for the year and 7.0% to 4.0% for the 4th quarter. The principal causes of Swiss’s decreased margins were increased plant labor, health insurance, utility and meat costs, the continuing high level of workers’ compensation cost increase and the inability to increase selling prices to recover the increased costs.

The pasta division’s sales increased about 17% in dollars and 16% in pounds and it operated at a $738,000 loss in 2004 compared to a $512,000 loss in 2003. The pasta division’s sales for the 4th quarter of 2004 were up 27% in dollars and 15% in pounds from the same quarter of 2003. The higher increases in sales in dollars than in pounds reflect the production of a higher proportion of premium packaged goods. Royal’s margins for the year and 4th quarter of 2004 were 5.8% and 15.7%, respectively, compared to 9.6% and 12.6% a year ago. Royal margins were down for the year because of increased plant labor, flour, health insurance and utility costs and because of depreciation in 2004 of its second long-goods line acquired in 2003, but were up for the 4th quarter because of the elimination of contributions to the SEP-IRA plan for 2004 and improved plant utilization on higher sales. Royal’s losses also reflect the increase in Royal’s workers’ compensation expense of about $100,000 per year continuing from 2003. Royal’s second long-goods line produces high quality goods faster and more efficiently than Royal’s original line and should contribute to the improvement of Royal’s operating results if Royal can obtain sales that fully utilize the line.

The Company’s gross profit for 2004 was $1,992,000 or 3.8% of net sales compared to $3,840,000 or 8.9% of net sales in 2003. Gross profit decreased in dollars and as a percent of net sales primarily because of higher production and ingredient costs at Swiss. Gross profit decreased at both divisions, despite increased sales, because of the inability to increase selling prices to recover increasing costs of sales, at Swiss because of customer resistance to price increases and at Royal because of intense competition in an industry with excess capacity experiencing a decrease in demand. Distribution, general and administrative expenses for 2004 were up about 6% from 2003 on a 20% increase in sales. Distribution expenses were up about $66,000, or 4%, due to increased freight costs at Swiss and an additional sales person at Royal. General and administrative expenses were up about $147,000 primarily due accrual of a cash bonus under the Company’s Stock Grant Plan, fees of an outside consultant required by Comerica Bank and increased bank charges, partially offset by the elimination of the contribution to the SEP-IRA plan.

Net interest expense decreased in 2004 from 2003 because unamortized bond fees were expensed in 2003. Otherwise net interest expense would have increased because of increased bond principal, the equipment loan for the second long-goods line, increased borrowings under the line of credit and higher interest rates. Other income increased slightly in 2004 from 2003 because of increases in waste sales at Swiss and rental income exceeded insurance proceeds received in 2003. The income tax benefit increased because of the loss before income taxes.

Comparison of Years Ended December 31, 2003 and 2002

In 2003, Company net sales of $43,188,000 were up 13.7% from 2002 sales of $37,977,000. The increase in sales was attributable to the meat division, with pasta division sales essentially unchanged. The trend of increased Company sales, caused by demand for Swiss products, was expected to continue with smaller sales increases at Swiss augmented by sales increases at Royal. Net income of $18,000 for 2003 was down materially from 2002 net income of $558,000. The decline in net income resulted from a reduced operating profit at Swiss and the failure of Royal to significantly reduce its operating loss. The single most significant cause of the decline in net earnings was an over $600,000 increase in workers’ compensation expense.

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

Swiss’s sales in dollars and in pounds have increased each year since its meat plant was completed in 1999. Its reduced profits in 2003 compared to 2002 were caused primarily by increased plant labor costs, higher workers’ compensation costs, increased health insurance costs, higher freight costs from greater shipping volume and distances, and meat cost increases outpacing increases in selling prices. Swiss’s margins decreased from 11.8% to 8.8% for the year and 12.0% to 7.0% for the 4th quarter. The principal causes of Swiss’s decreased margins were the workers’ compensation cost increase and the lag of price increases as meat costs increased. No further decline in Swiss margins was expected because workers’ compensation costs were not expected to increase and Swiss would endeavor to adjust selling prices to more accurately reflect meat costs. Although the decline in operating profit at Swiss is disappointing, Swiss operated at a substantial profit in 2003 despite an approximately $500,000 increase in workers’ compensation expense and continued its trend of increasing sales.

The pasta division’s sales increased about 0.6% in dollars but decreased 1.4% in pounds and it operated at a $512,000 loss in 2003 compared to a $525,000 loss in 2002. The pasta division’s sales for the 4th quarter of 2003 were up 7% in dollars but down 12% in pounds from the same quarter of 2002. The declines in sales in pounds reflect continued intense competition resulting from excess industry capacity. Sales in dollars increased in spite of decreased sales in pounds because of the production of a much higher proportion of premium packaged goods in the 4th quarter of 2003. Royal’s margins for the year and 4th quarter of 2003 were 9.6% and 12.6%, respectively, compared to 10.4% and 10.0% a year ago. Royal continued its trend of decreasing operating losses despite an increase of about $100,000 in workers’ compensation expense, and that trend was expected to continue because Royal’s second long-goods line was expected to become operational in the 1st quarter of 2004 and to produce high quality goods faster and more efficiently than Royal’s existing line.

The Company’s gross profit for 2003 was $3,840,000 or 8.9% of net sales compared to $4,406,000 or 11.6% of net sales in 2002. Gross profit decreased in dollars and as a percent of net sales primarily because of higher production costs, principally plant labor at Swiss, and workers’ compensation expense. These decreases in gross profit in dollars and as a percent of net sales were not expected to continue as workers’ compensation expense was expected to remain at present levels, Swiss intended to more accurately prices its sales and Royal continued the trend of increased margins that began in the 4th quarter of 2003. Distribution, general and administrative expenses for 2003 were up about 7% from 2002 on a 13.7% increase in sales. Distribution expenses were up about $332,000, or 26%, due to increased freight costs at Swiss and increased workers’ compensation costs. General and administrative expenses were down about $107,000 primarily due to decreased bad debt expense, health insurance cost and officer compensation, partially offset by increased legal expense. Further increases in distribution expenses were not expected because workers’ compensation expense was not expected to increase and Swiss intended to remedy the increased freight costs by avoiding the sales that were causing them.

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

Liquidity and Capital Resources

The Company has previously satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank. The Company’s material operating loss and negative operating cash flow for 2004 raise substantial doubt about the Company’s ability to fund its reasonably foreseeable working capital requirements and to continue as a going concern. Because of the Company’s poor operating results, Comerica demanded to be replaced, the Company commenced seeking a new lender for the credit facility, and on March 28, 2005, Comerica demanded payment of the obligations under the credit facility and agreed to a conditional forbearance until December 15, 2005. See Credit Facility below.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate - 3.65% + 2.16% = 5.81% at December 31, 2004 - and payable in equal monthly payments of principal plus interest. The second line became operational in the 1st quarter of 2004 and is more modern and expected to produce high quality goods faster and more efficiently than Royal’s other line. With the second long-goods line, the plant has adequate production capacity to meet the foreseeable demand for its products. The two pasta buildings provide ample capacity for possible future expansion. Because a cross-default provision in the loan results in the loan being in default when the credit facility is in default, it is reflected as a current liability rather than as long-term debt in the December 31, 2004 financial statements.

In 1999, the Company completed the construction of a 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, and purchased an adjacent 2 acres for possible future expansion, for a total cost of about $13,225,000. The meat plant has adequate production capacity to meet the foreseeable demand for its products.

Additions to property and equipment were about $411,000 in 2004. No capital budget has been adopted for 2005 pending the availability of funds to be used for capital expenditures.

In 2004, cash increased about $37,000. Net cash used by operating activities was about $1,847,000 consisting of the net loss, deferred income taxes, increases in accounts receivable, inventories and income taxes receivable, partially offset by depreciation and amortization, decreases in prepaid expenses and other assets and an increase in accrued liabilities. Accounts receivable and inventories increased from December 31, 2003 because of increased sales. Investing activities used about $411,000 for additions to property and equipment, primarily the second long-goods line. Financing activities provided about $2,296,000, primarily from borrowings under the bank line of credit, reduced by repayments of long-term debt.

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

No quarterly dividends were paid in 2003 or 2004. The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, compliance with the provisions of its loan agreements, cash flow adequate to satisfy the Company’s obligations and working capital requirements and other factors deemed relevant by the Board.

The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $78,798 in 2004. Under the plan, employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and accumulate at a rate of about $80,000 per year.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. Net proceeds of the transaction of $5,554,246 were applied to the credit facility. See Credit Facility below.

The Company believes that improvements in the Company’s cash flow and operating results are crucial to the Company’s financial stability and is aggressively pursuing these objectives. To improve cash flow, the Company is directing its efforts toward minimizing inventories, accounts receivable and capital expenditures. To improve operating results which also improve cash flow, Swiss has implemented price increases at the risk of losing sales and Royal has pursued high volume sales to utilize its excess capacity. The Company is attempting to minimize the number of its employees in spite of increasing sales and is reducing the number of its workers compensation claims through injury prevention programs, which should reduce future workers compensation costs. The Company has eliminated the contribution to its SEP-IRA plan for 2004 at a savings of about $400,000. The Company is considering requiring that non-union employees contribute to the cost of health insurance.

Credit Facility

The line of credit under the Comerica credit facility was payable on demand, was subject to annual review, and bears interest at a variable annual rate which is 1.25% over the bank’s “Base Rate.” At December 31, 2004 the Base Rate was 5.25% per annum. The maximum amount of the line of credit was the lesser of $4,000,000, or 30% of eligible inventories plus 80%

of eligible receivables, with a limit of $1,500,000 for inventories, determined monthly. The amounts of the letters of credit from Comerica supporting the Company’s obligations to pay workers’ compensation claims are applied in reduction of the borrowings available under the line of credit (see Workers’ Compensation under Item 1. Business). At December 31, 2004, the maximum amount of the line of credit was $4,000,000 less a $775,000 workers’ compensation letter of credit and the Company had $3,225,000 of borrowings outstanding under the line of credit, resulting in no borrowings available. In January 2005 the bank authorized a $500,000 Overformula Amount effectively increasing the maximum amount of the line of credit to $4,500,000.

As part of the credit facility, on December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by a $6,378,750 letter of credit issued by Comerica. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 2.47% per annum at December 31, 2004. The Company must make monthly interest payments on the new bonds and monthly principal payments into a sinking fund used annually to reduce the aggregate outstanding principal of the new bonds. The principal payments for the first 5 years are about $12,900 per month with annual increases calculated to amortize the new bonds over 20 years. The monthly principal payments and amortization after the first 5 years are subject to agreement between the Company and Comerica. The Company pays a 1.25% per annum fee on the amount of the letter of credit and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,378,750 letter of credit expires December 30, 2008 and Comerica is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

Also as part of the credit facility, the bank made four loans to the Company in 1999 for the meat plant, a $1,280,000 real estate loan and three equipment loans totalling $2,614,788. The real estate loan was made in December 1999, bears a fixed rate of interest of 9.1% per annum and is payable in equal monthly payments of principal and interest over its 25 year term. Each equipment loan bore a variable rate of interest and was payable in equal monthly payments of principal plus interest over its term, with issue date, initial amount, term and rate as follows: July 1999, $1,000,000, 7 year, bank’s “Base Rate”; September 1999, $1,200,000, 7 year, bank’s “Base Rate” plus 0.25%; and December 1999, $414,788, 5 year, bank’s “Base Rate” plus 0.75%. The December 1999 equipment loan was repaid in 2004.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and contains financial covenants requiring, at the end of each month, a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under all of the financial covenants except the debt to tangible net worth covenant at December 31, 2004 and the bank has waived the financial covenants through May 31, 2005. Although the bank has the right to terminate the forbearance described below upon any new defaults under the credit facility or defaults under the terms of the forbearance, management believes no such defaults will occur and that Comerica will not exercise any right to terminate the forbearance before the Company can secure a new lender. On April 12, 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility, but the preliminary proposal is not a commitment.

Because of the Company’s poor operating results, in 2004 the bank increased the interest rate on the line of credit by 0.50% on the basis that the Company is less credit worthy, and required that the Company engage an outside consultant to propose changes in its operations directed at improving the Company’s cash flow and results of operations. In early 2005, the bank demanded that the Company refinance the credit facility with another lender. On March 28, 2005, the bank demanded payment of all of the obligations under the credit facility and agreed to a conditional forbearance from judicial action to collect the obligations until December 15, 2005. The bank has the right to terminate the forbearance upon any new defaults under the credit facility or defaults under the terms of the forbearance, upon further deterioration in the Company’s financial condition or the bank’s collateral position or if the bank believes that its prospect of payment is impaired. Under the terms of the forbearance, the net proceeds from the sale of the two pasta buildings of $5,554,246 (after applying $23,726 to pro-rated rent and $120,000 to a security deposit under the lease) are to be applied to retire the real estate and two equipment loans, reduce the balance of the line of credit by $500,000, deposit with the bank $2,865,000 cash collateral to secure liabilities under the credit facility, primarily the Company’s liabilities with respect to the outstanding letters of credit, and any remaining proceeds to further reduce the balance under the line of credit. The forbearance provides that on the close of the sale of the two pasta buildings, the limit for inventories under the line of credit is reduced from $1,500,000 to $1,000,000, the $500,000 Overformula Amount is eliminated and the maximum amount of the line of credit is reduced to $3,500,000. During the forbearance, the Company is to make payments of principal, interest and letter of credit fees in the amounts and on the dates specified in the credit facility documents. The Company must pay a forbearance fee of $100,000 plus $15,000 per month beginning July 1, 2005 and continuing until the credit facility is refinanced. Upon any new default under the credit facility or default under the terms of the forbearance, the interest rates of all obligations under the credit facility are increased by 3%. The bank agrees to issue the $775,000 workers’ compensation letter of credit for 2005. Because the bank’s forbearance expires no later than December 15, 2005, the Company’s real estate and equipment loans from the bank and the variable rate demand bonds are reflected as current liabilities rather than long-term debt in the December 31, 2004 financial statements.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for doubtful accounts by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At December 31, 2004, the Company had no allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated fair value. The Company determines fair value using estimates of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The Company’s evaluation of the recoverability of property and equipment includes estimates of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the assets. A significant part of the estimation process involves estimating future operating cash flows and the fair value of the property and equipment at the eventual disposition date. The Company has recently incurred operating losses and the return to profitability may depend in part on factors outside the Company’s control. Future property and equipment impairment charges may result if actual cash flows, or changes in estimates of cash flows, from the use and eventual disposition of the property and equipment vary from the estimates used to support the value of the assets at each reporting date.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at December 31, 2004, will not have a material effect on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 4 of Notes to Financial Statements) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $62,000. Assuming an average bank line of credit balance of $3,000,000 plus $1,000,000 average of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $40,000. The Company believes that the carrying values of the amounts owed under the variable rate demand bonds, the bank line of credit and the equipment loans approximate the fair values, due to the associated variable rates.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

Theodore L. Arena, age 62, has been the General Manager of the Company’s Swiss American Sausage Co. meat division since 1976, the President and a director of the Company since 1985, the Chief Executive Officer since 1998 and Chairman of the Board since 2004. He is the nephew of Louis A. Arena, a director of the Company.

Ronald A. Provera, age 67, has been the secretary of the Company since 1972, was a director from 1972 to 2004 and was the General Manager of Sav-On Food Co., the Company’s distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to the Company’s Royal-Angelus Macaroni Company pasta division.

Santo Zito, age 68, has been the Company’s plant engineer since 1976, and a vice president and director of the Company since 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

Thomas J. Mulroney, age 60, has been the Company’s chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and was a director from 1992 to 2004.

Louis A. Arena, age 82, has been a director of the Company since 1972, a vice president from 1972 to 1989, and General Manager of the pasta division from 1975 until his retirement in 1989. He is Chairman of the audit committee.

Joseph W. Wolbers, age 75, has been a director of the Company since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950. He is a member of the audit committee.

John M. Boukather, age 68, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company since 1987. He is a member of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance. Based on copies of filed forms and written representations, the Company believes that all officers, directors and 10% shareholders have timely filed all Forms 3, 4 and 5 required for 2004 and (except as previously disclosed) prior years by Section 16(a) of the Securities Exchange Act.

Code of Ethics. The Company adopted a code of ethics applicable to all directors, officers and employees in 1989, a copy of which was Exhibit 14.1 to the Company’s 2003 Form 10-K Annual Report and a Code of Conduct and Ethics applicable to all directors, officers and employees in 2004 which was Exhibit 14.2 to the Company’s June 30, 2004 Form 10-Q Quarterly Report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2004, 2003 and 2002, all compensation of all executive officers of the Company serving at December 31, 2004.

Name and Position	Year	Annual Salary	SEP-IRA Contributions	Cash Bonus
Theodore L. Arena, Chief Executive Officer	2004 2003 2002	128,115 129,628 125,961	— 25,076 27,579	$37,542 57,900

Ronald A. Provera, Secretary	2004 2003 2002	128,737 130,536 127,832	— 19,500 19,175

Santo Zito, Vice President	2004 2003 2002	131,263 133,415 130,188	— 20,012 19,528

Thomas J. Mulroney, Chief Financial Officer	2004 2003 2002	125,403 127,807 125,000	— 19,171 23,526	31,838

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

Compensation Committee Interlocks and Insider Participation

The Company has no formal compensation committee, but the compensation of every officer is determined by the Board based on the recommendation of a majority of the directors who are independent. The chief executive officer is not present during deliberations regarding his compensation.

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

Contributions, up to 15% of eligible compensation, are deductible by the Company and not taxable to the employee. An employee may withdraw SEP-IRA funds from the employee’s IRA. Withdrawals are taxable as ordinary income, and withdrawals before age 59 1/2 may be subject to tax penalties.

For 2003, the Company contributed $405,151 to IRA’s under the plan, but made no contribution for 2004.

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

Options may no longer be granted under the plan. No options were exercised in 2004. At December 31, 2004, outstanding options to purchase shares at $2 9/16 per share were held 91,458 by Theodore L. Arena and 15,653 by Thomas J. Mulroney. All outstanding options are exercisable at a price which exceeds the 2004 year end stock market closing price of $0.90 per share.

Stock Grant Plan

In 2002, the Board of Directors of the Company conditionally authorized the adoption of a Stock Grant Plan to grant shares of the Company’s common stock to two executive officers of the Company, 180,000 shares to Theodore L. Arena and 100,000 shares to Thomas J. Mulroney and to pay them cash bonuses over three years beginning in 2002 to cover the income taxes they incur from receipt of the grants. In October 2003, the Board of Directors revised the Plan to limit the stock grant to 150,000 shares to Mr. Arena and to provide for only cash bonuses to Mr. Mulroney.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management Stock Ownership

The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (7 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 2004.

	Shares Beneficially Owned
	Without Options(5)		Options Exercised(6)
Name or Category(1)	Number	Percent	Number	Percent
John D. Determan (2)	335,327	9.7%	335,327	9.4%
The Salvation Army (2)	189,231	5.5%	189,231	5.3%
Orangewood Children’s Foundation (2)	189,232	5.5%	189,232	5.3%
Theodore L. Arena	298,990	8.7%	390,452	11.0%
Ronald A. Provera (3)	322,330	9.40%	322,330	9.17%
Santo Zito	386,130	11.2%	386,130	10.2%
Thomas J. Mulroney (4)	28,338.8%		43,991	1.2%
Louis A. Arena	288,030	8.4%	288,030	8.1%
John M. Boukather	3,173.1%		3,173.1%
Joseph W. Wolbers	12,250.4%		12,250.3%
Officers and Directors	1,339,245	38.9%	1,449,356	40.8%
Shares Outstanding	3,441,814	100%	3,548,925	100%

(1)	The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, Ca. 91710.
(2)	Shares not included in the shares of all officers and directors as a group.
(3)	Includes 320,930 shares held by the family trust of Ronald A. Provera and his wife, Madelyn M. Provera.
(4)	Includes 3,800 shares owned by Marsha Mulroney, wife of Thomas J. Mulroney.
(5)	Excludes options under the Company’s Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 15,653 shares and to all officers and directors as a group to purchase 107,111 shares.
(6)	The options of Messrs. Arena, Mulroney and the group are deemed exercised.

No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the year 2004, except 8,000 shares purchased by Theodore A. Arena, the Company’s Chief Executive Officer, 16,300 shares purchased by

Santo Zito, Vice President and General Manager and director and 10,000 shares purchased by Thomas J. Mulroney, Vice President and Chief Financial Officer. In addition, on February 26, 2004, a grant of 150,000 shares was made to Mr. Arena under the Company’s Stock Grant Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions with related parties required to be disclosed under the above caption in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP was the Company’s independent registered public accounting firm for 2002 and 2003 and through September 20, 2004. The aggregate fees billed for services rendered by KPMG LLP to the Company for 2003 and 2004 are as follows:

Audit Fees. KPMG LLP’s audit and quarterly review fees for 2003 were $114,000 and for 2004 were $27,800.

Audit-Related Fees. No audit-related fees were billed by KPMG LLP for 2003 or 2004.

Tax Fees. No fees for tax advice were billed by KPMG LLP for 2003 or 2004.

All Other Fees. No other fees were billed by KPMG LLP for 2003 or 2004 for products or services.

Cacciamatta Accountancy Corporation has been the Company’s independent registered public accounting firm since September 30, 2004 and is expected to continue in this capacity for the current year. The aggregate fees billed for services rendered by Cacciamatta Accountancy Corporation to the Company for 2004 are as follows:

Audit Fees. Cacciamatta Accountancy Corporation’s audit and quarterly review fees for 2004 were $78,000.

Audit-Related Fees. No audit-related fees were billed by Cacciamatta Accountancy Corporation for 2004.

Tax Fees. No fees for tax advice were billed by Cacciamatta Accountancy Corporation for 2004.

All Other Fees. No other fees were billed by Cacciamatta Accountancy Corporation for 2004 for products or services.

The policies and procedures of the Audit Committee with respect to the engagement of the Company’s independent auditors to render audit or non-audit services are that the services are not performed until after the Audit Committee has discussed with the auditors the services to be rendered, received estimates of the fees for the services and approved the engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Financial Statements and Schedule filed with this report are in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on page F-1.

Exhibits

3.7	Bylaws of the Company, as in effect on January 16, 1989 (1), (3)

3.8	Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)

3.9	Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)

3.10	Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)

3.11	Amendment to Bylaws of the Company re Annual Meeting in April (7)

3.12	Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)

3.13	Amendment to Bylaws of the Company re President as Chief Executive Officer (10)

4.3	Form of Certificate evidencing common stock (8)

10.2	1987 Incentive Stock Option Plan, as amended to date (1)

10.20	1988 Stock Purchase Plan of the Company (4)

10.22	Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)

10.23	Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)

10.36	Standard Industrial/Commercial Single-Tenant Lease - Gross dated December 18, 1995 between the Company, as Lessor, and R-Cold, Inc. and Therma-Lok, Inc., as Lessee of a portion of 5060 Eucalyptus Avenue, Chino, CA (9)

10.48	Variable Rate-Installment Note for $1,000,000 dated July 28, 1999 between the Company and Comerica Bank-California for equipment - two other notes differ only as to date, amount, rate and maturity as follows: 9/29/99, $1,200,000, “Base Rate” + 0.25%, 10/1/06; and 12/6/99, $414,788, “Base Rate” + 0.75%, 12/6/04 (11)

10.54	Collective Bargaining Agreement dated April 1, 2002 between Swiss and United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC (12)

10.55	Collective Bargaining Agreement dated October 2, 2002 between Royal and United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC (12)

10.57	Loan and Security Agreement dated August 5, 2003 between the Company and Comerica Bank-California (13)

10.58	Promissory Note for $866,750 dated October 28, 2003 between the Company and General Electric Capital Corporation (13)

10.59	Fifth Amendment to Lease dated December 18, 1995 between Company and R-Cold, Inc. and Therma-Lok, Inc. (13)

10.60	Indenture of Trust dated December 1, 2003 between the Company and U.S. Bank National Association (13)

10.61	Series 2003A Supplement dated December 1, 2003 between the Company and U.S. Bank National Association (13)

10.62	Offering and Remarketing Agreement dated December 1, 2003 between the Company and RBC Dain Rauscher, Inc. (13)

10.63	Reimbursement Agreement dated December 1, 2003 between the Company and Comerica Bank (13)

10.64	Notice of Restricted Stock Award and Restricted Stock Agreement dated February 26, 2004 between the Company and Theodore L. Arena (13)

10.65	Loan and Security Agreement dated June 18, 2004 between the Company and Comerica Bank

10.66	Letter Agreement dated March 28, 2005 between the Company and Comerica Bank re acceleration and forbearance

10.67	Standard Industrial/Commercial Single-Tenant Lease - Net dated March 11, 2005 between the Company and Eucalyptus Avenue, LLC, a California Limited Liability Company and the John M. Meindl and Suzanne S. Meindl Trust Dated September 29, 1997

10.68	Standard Sublease dated March 18, 2005 between the Company and R-Cold, Inc.

14.1	1989 Ethics Policy (13)

14.2	2004 Code of Conduct and Ethics (14)

23.1	Consent of Independent Registered Public Accounting Firm - Cacciamatta Accountancy Corporation

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP

31	Section 302 Certifications

32	Section 906 Certifications

(1)	Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2)	Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3)	Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)	Exhibit to 1987 Form 10-K Annual Report
(5)	Exhibit to 1988 Form 10-K Annual Report
(6)	Exhibit to 1989 Form 10-K Annual Report
(7)	Exhibit to 1990 Form 10-K Annual Report
(8)	Exhibit to 1991 Form 10-K Annual Report
(9)	Exhibit to 1995 Form 10-K Annual Report
(10)	Exhibit to 1998 Form 10-K Annual Report
(11)	Exhibit to 1999 Form 10-K Annual Report
(12)	Exhibit to 2002 Form 10-K Annual Report
(13)	Exhibit to 2003 Form 10-K Annual Report
(14)	Exhibit to June 30, 2004 Form 10-Q Quarterly Report

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005	PROVENA FOODS INC.

	By	/s/ Theodore L. Arena
Theodore L. Arena
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore L. Arena Theodore L. Arena	Chairman of the Board, President (Principal Executive Officer) and Director	April 15, 2005

/s/ Ronald A. Provera Ronald A. Provera	Vice President, Sales, and Secretary	April 15, 2005

/s/ Santo Zito Santo Zito	Vice President and Director	April 15, 2005

/s/ Thomas J. Mulroney Thomas J. Mulroney	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005

/s/ Louis A. Arena Louis A. Arena	Director	April 15, 2005

/s/ Joseph W. Wolbers Joseph W. Wolbers	Director	April 15, 2005

/s/ John M. Boukather John M. Boukather	Director	April 15, 2005

PROVENA FOODS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Provena Foods Inc.:

We have audited the accompanying balance sheet of Provena Foods Inc. (the “Company”) as of December 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, the Company has negative working capital of approximately $7,126,000, is operating under an onerous forbearance agreement imposed by its Bank, and must secure a new lender by December 15, 2005 to refinance its credit facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California

March 29, 2005, except as to Note

1 (b), which is as of April 13, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Provena Foods Inc.:

We have audited the accompanying balance sheet of Provena Foods Inc. as of December 31, 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule of valuation and qualifying accounts and reserves for each of the years in the two-year ended December 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provena Foods, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California

February 6, 2004, except as to the second paragraph of Note 6,

which is as of February 26, 2004

PROVENA FOODS INC.

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets
Cash and cash equivalents	$120,446	83,094
Accounts receivable	4,224,481	4,002,477
Inventories	5,001,454	4,023,118
Prepaid expenses	55,585	157,795
Income taxes receivable	294,680	13,631
Deferred tax assets	457,534	148,486

Total current assets	10,154,180	8,428,601
Property and equipment, net	15,972,363	16,464,176
Other assets	223,559	294,682

	$26,350,102	25,187,459

Liabilities and Shareholders’ Equity
Current liabilities
Line of credit	$3,225,000	382,717
Current portion of long-term debt	8,716,562	726,628
Current portion of capital lease obligation	58,000	48,000
Accounts payable	3,299,310	3,798,481
Accrued liabilities	1,981,764	1,357,786

Total current liabilities	17,280,636	6,313,612
Long-term debt, net of current portion	—	8,553,803
Capital lease obligation, net of current portion	314,935	386,302
Deferred tax liabilities	258,647	320,801

Total liabilities	17,854,218	15,574,518

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,441,814 and 3,209,706 shares at December 31, 2004 and 2003, respectively	5,421,817	5,139,019
Retained earnings	3,244,067	4,473,922
Deferred compensation	(170,000)	—

Total shareholders’ equity	8,495,884	9,612,941

	$26,350,102	25,187,459

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Net sales	$51,809,941	43,188,367	37,976,958
Cost of sales	49,817,990	39,347,880	33,570,600

Gross profit	1,991,951	3,840,487	4,406,358

Operating expenses
Distribution	1,674,425	1,608,802	1,276,928
General and administrative	2,001,602	1,855,180	1,962,492

	3,676,027	3,463,982	3,239,420

Operating income (loss)	(1,684,076)	376,505	1,166,938

Other income (expense)
Interest	(563,688)	(618,263)	(521,966)
Other, net	261,237	258,487	266,479

	(302,451)	(359,776)	(255,487)

Earnings (loss) before income tax expense (benefit)	(1,986,527)	16,729	911,451

Income tax expense (benefit)	(756,672)	(1,504)	353,709

Net earnings (loss)	$(1,229,855)	18,233	557,742

Net earnings (loss) per common share - Basic and Diluted	$(0.38)	0.01	0.18

Weighted average shares outstanding - Basic and Diluted	3,262,055	3,183,842	3,120,380

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Shareholders’ Equity

Years ended December 31, 2004, 2003, and 2002

	Common stock		Retained earnings	Deferred compensation	Total shareholders’ equity
	Shares issued	Amount
Balance at December 31, 2001	3,089,516	$4,983,339	3,897,947	—	8,881,286

Sale of common stock	57,571	75,895	—	—	75,895
Net earnings	—	—	557,742	—	557,742

Balance at December 31, 2002	3,147,087	5,059,234	4,455,689	—	9,514,923

Sale of common stock	62,619	79,785	—	—	79,785
Net earnings	—	—	18,233	—	18,233

Balance at December 31, 2003	3,209,706	5,139,019	4,473,922	—	9,612,941

Common stock grant	150,000	204,000	—	(170,000)	34,000
Sale of common stock	82,108	78,798	—	—	78,798
Net loss	—	—	(1,229,855)	—	(1,229,855)

Balance at December 31, 2004	3,441,814	$5,421,817	3,244,067	(170,000)	8,495,884

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities
Net earnings (loss)	$(1,229,855)	18,233	557,742
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	902,888	828,519	792,707
Provision for bad debts	30,537	15,163	82,224
Deferred income taxes	(371,201)	(16,303)	160,509
Write off of deferred financing fees	—	153,852	—
Common stock grant - vested	34,000	—	—
Changes in assets and liabilities
Accounts receivable	(252,541)	(1,245,601)	384,672
Inventories	(978,336)	(1,078,995)	246,537
Prepaid expenses	102,210	(115,966)	(29,386)
Income taxes receivable	(281,049)	(13,631)	—
Other assets	71,123	—	(50,827)
Accounts payable	(499,171)	2,505,000	(68,577)
Accrued liabilities	623,977	234,648	(106,135)

Net cash provided by (used in) operating activities	(1,847,418)	1,284,919	1,969,466

Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	76,679
Additions to property and equipment	(411,075)	(1,693,971)	(328,087)

Net cash used in investing activities	(411,075)	(1,693,971)	(251,408)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	7,139,711	—
Payments on long-term debt	(563,869)	(4,258,448)	(492,023)
Proceeds (payments) under line of credit	2,842,283	(2,540,012)	(1,077,271)
Proceeds from sale of common stock	78,798	79,785	75,895
Payment of deferred financing fees	—	(227,800)	—
Payments on capital lease	(61,367)	(51,523)	(81,003)

Net cash provided by (used in) financing activities	2,295,845	141,713	(1,574,402)

Net increase (decrease) in cash and cash equivalents	37,352	(267,339)	143,656
Cash and cash equivalents at beginning of year	83,094	350,433	206,777

Cash and cash equivalents at end of year	$120,446	83,094	350,433

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
Interest	$563,688	617,870	514,344
Income taxes	(81,222)	60,600	161,030
Supplemental disclosure of noncash investing and financing activities
Common stock grant - non vested	170,000	—	—

See accompanying notes to financial statements.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

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

(b)	Going Concern

Because of the Company’s poor operating results, in 2004 Comerica Bank increased the Company’s borrowing costs and required the Company to engage an outside consultant to propose changes in the Company’s operations directed at improving the Company’s cash flow and operating results. In early 2005, Comerica Bank demanded that the Company refinance the credit facility with another lender, demanded payment of all of the obligations under the credit facility, and agreed to a conditional forbearance from judicial action to collect the obligations until December 15, 2005. The forbearance is conditioned on no new defaults under the credit facility, no defaults under the terms of the forbearance, no deterioration in the Company’s financial condition or the Bank’s collateral position and no belief by the Bank that its prospect of payment is impaired. Under the terms of the forbearance, the net proceeds from the sale on April 13, 2005 of the Company’s two pasta buildings were applied to retire the real estate and two equipment loans, reduce the balance of the line of credit by $500,000, and deposit with the Bank $2,865,000 cash collateral to secure liabilities under the credit facility. In addition, the Company’s borrowing limits were reduced, borrowing costs increased, and would increase further upon any new default under the credit facility or the forbearance terms. Accordingly, the Bank’s credit line and debt are reflected as current liabilities at December 31, 2004.

The Company’s ability to continue as a going concern is contingent upon securing a new lender to replace Comerica Bank, achieving profitable operations, and generating sufficient cash flow to meet its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

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

Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted average number of common shares plus all potential dilutive common shares outstanding.

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

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

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

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The Company did not grant options in fiscal years 2004, 2003 and 2002.

(l)	Segment Information

The Company operates two reportable segments under criteria established in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

(m)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company does not have any components of other comprehensive income (loss), and accordingly, the Company’s comprehensive income (loss) is the same as its net earnings (loss).

(n)	Revenue Recognition

Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured. Generally, the revenue recognition criteria are met upon shipment of goods to customers.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

(o)	Deferred Financing Fees

The Company defers certain fees relating to the obtaining of new financings and amortizes those deferred fees to interest expense over the life of the financing.

(p)	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB Bo. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company has always allocated production overheads to the costs of conversion based on the normal capacity of the production facilities; therefore, management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

On December 16, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005, December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

(q)	Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2004 presentation.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

(2)	Inventories

	2004	2003
Raw materials	$1,743,685	1,515,118
Work in process	1,340,801	951,388
Finished goods	1,916,968	1,556,612

	$5,001,454	4,023,118

(3)	Property and Equipment

	2004	2003
Land	$1,296,803	1,296,803
Buildings and improvements	13,468,112	13,468,426
Machinery and equipment	8,557,575	7,007,360
Delivery equipment	3,500	3,500
Office equipment	208,803	193,585
Construction in progress	—	1,154,359

	23,534,793	23,124,033
Less accumulated depreciation and amortization	(7,562,430)	(6,659,857)

	$15,972,363	16,464,176

The Company leases certain real property to outside parties under noncancelable operating leases. Rental income, included in other income, totaled approximately $147,590, $136,000, and $129,000 in 2004, 2003, and 2002, respectively.

(4)	Credit Facility with Comerica Bank

All parts of the credit facility are secured by substantially all the assets of the Company and are subject to a number of financial covenants. The Company was in default of all but one such covenant at December 31, 2004. Accordingly, the Bank’s credit line and all long term debt are reflected as current liabilities at December 31, 2004.

The line of credit under the facility was payable on demand, was subject to annual review, and had a variable interest rate at 1.25% over Comerica’s “Base Rate” (5.25% at December 31, 2004). At December 31, 2004, the Company had fully drawn on the line of credit in the form of actual borrowings of $3,225,000 and a $775,000 letter of credit supporting the Company’s obligations to pay workers’ compensation claims. Amounts available under this line of credit are limited based on a formula that considers accounts receivable and inventory balances.

As part of the credit facility, on December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by $6,378,750 letter of credit issued by Comerica that expires December 30, 2008 and carries an annual commitment fee of 1.25%

Also as part of the credit facility, Comerica made real estate and equipment loans to the Company, as summarized in the table below.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

In early 2005, Comerica demanded that the Company refinance the credit facility with another lender, demanded payment of all the obligations under the credit facility, and agreed to a conditional forbearance from judicial action to collect the obligations until December 15, 2005.

The forbearance is conditioned on no new defaults under the credit facility, no defaults under the terms of the forbearance, no deterioration in the Company’s financial condition or the Bank’s collateral position and no belief by the Bank that its prospect of payment is impaired. Management believes that the Company will not be in default of any new covenants and that Comerica will continue to waive financial default conditions until the Company is able to secure a new lender to assume Comerica’s credit facility. Under the terms of the forbearance, the net proceeds from the sale on April 13, 2005 of the Company’s two pasta buildings were applied to retire the real estate and two equipment loans, reduce the balance of the line of credit by $500,000, and deposit with the Bank $2,865,000 cash collateral to secure liabilities under the credit facility. In addition, the Company’s borrowing limits were reduced, borrowing costs increased, to be further increased upon any new default under the credit facility or the forbearance terms.

Long term debt is as follows:

	2004	2003
Equipment loan at federal reserve rate (2.16% at December 31, 2004) plus 3.65%, secured by certain equipment, monthly principal and interest payments of $16,222	$683,603	839,711
Equipment loans at variable interest rates at prime (5.25% at December 31, 2004) and prime plus 0.75%, secured by all Company assets.	526,235	916,557
Real estate loan at 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830.	1,206,724	1,224,163
Variable/Fixed Rate Demand Bonds Series 2003A at a variable rate (2.47% at December 31, 2004), secured by an irrevocable letter of credit, monthly principal payments ranging from $12,900 to $45,800. Variable rate interest payments are due monthly.	6,300,000	6,300,000

	8,716,562	9,280,431
Less current portion	8,716,562	726,628

	$—	8,553,803

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

(5)	Accrued Liabilities

	2004	2003
Accrued profit sharing	$—	406,045
Accrued retirement	371,353	345,662
Accrued compensation	64,844	194,303
Other	1,545,567	411,776

	$1,981,764	1,357,786

(6)	Shareholders’ Equity

The Company sold shares to employees under its stock purchase plan in 2004, 2003, and 2002.

On February 26, 2004, the Company issued 150,000 shares to an executive officer at the market price of $1.36 per share. One-sixth of the shares vested at the grant date and the remaining shares vest ratably over the next five years, contingent on the continued employment of the executive officer.

(7)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 follows:

	2004	2003	2002
Current:
Federal	$(327,000)	13,999	192,400
State	800	800	800
Deferred:
Federal	(345,982)	(3,337)	122,287
State	(84,490)	(12,966)	38,222

	$(756,672)	(1,504)	353,709

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

Sources and tax effects of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities:

	2004	2003
Deferred tax assets:
Inventory	$178,097	168,616
Net operating loss	235,597	50,186
State tax credit carryforwards	44,330	40,730
Accruals not currently deductible	188,188	—

Total deferred tax assets	$646,212	259,532

Deferred tax liabilities:
Gain on destroyed equipment	$(324,016)	(370,410)
Property and equipment	(123,309)	(61,437)

Total deferred tax liabilities	$(447,325)	(431,847)

The following table provides a reconciliation of the deferred tax assets and liabilities presented in the table above to the accompanying balance sheets at December 31, 2004 and 2003:

	2004 Current	2004 Noncurrent	2004 Total
Deferred tax assets:
Inventory	$178,097	—	178,097
Net operating loss	137,643	97,954	235,597
State tax credit carryforwards	0	44,330	44,330
Accruals not currently deductible	188,188		188,188

Total deferred tax assets	503,928	142,284	646,212

Deferred tax liabilities:
Gain on destroyed equipment	(46,394)	(277,622)	(324,016)
Property and equipment	—	(123,309)	(123,309)

Total deferred tax liabilities	(46,394)	(400,931)	(447,325)

Net deferred tax asset (liability)	$457,534	(258,647)	198,887

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

	2003 Current	2003 Noncurrent	2003 Total
Deferred tax assets:
Inventory	$168,616	—	168,616
Net operating loss	—	50,186	50,186
State taxes	26,264	14,466	40,730

Total deferred tax assets	194,880	64,652	259,532

Deferred tax liabilities:
Gain on destroyed equipment	(46,394)	(324,016)	(370,410)
Property and equipment	—	(61,437)	(61,437)

Total deferred tax liabilities	(46,394)	(385,453)	(431,847)

Net deferred tax asset (liability)	$148,486	(320,801)	(172,315)

As of December 31, 2004, the Company had net operating loss (NOL) carryforwards of approximately $404,000 and $1,680,000 for federal and state tax purposes, respectively, that will begin to expire in 2024 and 2012, respectively. The utilization of these NOL carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership.

Management’s assessment is that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Management’s conclusion is based principally on the taxable gain of approximately $3,600,000 generated by the sale of the Company’s two pasta buildings, which sale was consummated on April 13, 2005.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

Actual income tax expense (benefit) differs from “expected” income tax, computed by applying the U.S. federal corporate tax rate of 34% to earnings (loss) from operations before income taxes, as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Computed “expected” income taxes	$(675,419)	(34.0)	$5,688	34.0	$309,893	34.0
State income taxes, net of federal income tax benefit	(67,754)	(3.4)	970	5.8	42,166	4.6
State manufacturing investment credit	(3,603)	(0.2)	(13,358)	(79.9)	—	—
Non deductible expenses	(2,700)	(0.1)	5,237	31.3	5,066	0.6
Other	(7,196)	(0.4)	(41)	(0.2)	(3,416)	(0.4)

	$(756,672)	(38.1)	$(1,504)	(9.0)	$353,709	38.8

(8)	Employee Benefit Plans

In 1988, the Company adopted a Simplified Employee Pension – Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company’s contributions to the SEP IRA for 2004, 2003, and 2002 were approximately $0, $406,000 and $364,000, respectively.

In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company’s common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to acquire newly issued common shares from the Company. The Company matching contributions to the stock purchase plan for 2004, 2003, and 2002 were $36,846, $42,981, and $37,569, respectively.

(9)	Incentive Stock Option Plan

Under a stock option plan (the Plan) adopted in 1987, the Company has awarded options to certain of its key employees to purchase common stock at prices which approximate fair market value of the stock at the date of grant. The Plan provides for a maximum grant of 261,704 shares. All stock options have a maximum ten-year term and become fully exercisable in accordance with a predetermined vesting schedule that varies by employee. Options may no longer be granted under the Plan.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

Stock option activity under the Plan during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2001	107,111	$2.56
Exercised	—	—

Balance at December 31, 2002	107,111	2.56
Exercised	—	—

Balance at December 31, 2003	107,111	2.56
Exercised	—	—

Balance at December 31, 2004	107,111	2.56

At December 31, 2004 all outstanding options were exercisable and their remaining contractual life was three years.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

(10)	Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	2004	2003	2002
Numerator:
Numerator for basic and diluted earnings (loss) per share – net earnings (loss)	$(1,229,855)	18,233	557,742
Denominator:
Denominator for basic earnings (loss) per share – weighted average number of common shares outstanding during the period	3,262,055	3,183,482	3,120,380
Incremental common shares attributable to exercise of outstanding options	—	—	—

Denominator for diluted earnings (loss) per share	3,262,055	3,183,482	3,120,380

Basic earnings (loss) per share	$(0.38)	0.01	0.18

Diluted earnings (loss) per share	$(0.38)	0.01	0.18

In 2004, 2003, and 2002, all 107,111 stock options outstanding were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

(11)	Segment Data and Major Customers

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

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

The following table represents financial information about the Company’s business segments as of and for the three years ended December 31, 2004:

	2004	2003	2002
Net sales to unaffiliated customers:
Swiss American Division	$45,150,639	37,483,300	32,308,055
Royal-Angelus Division	6,659,302	5,705,067	5,668,903

Total sales	$51,809,941	43,188,367	37,976,958

Operating income (loss):
Swiss American Division	$(1,119,739)	679,703	1,546,685
Royal-Angelus Division	(737,857)	(512,370)	(525,248)
Corporate	173,520	209,172	145,501

Operating income (loss)	$(1,684,076)	376,505	1,166,938

Identifiable assets:
Swiss American Division	$20,570,546	19,901,183	17,709,638
Royal-Angelus Division	4,956,193	4,908,453	3,842,313
Corporate	823,363	377,823	468,667

Total assets	$26,350,102	25,187,459	22,020,618

Capital expenditures:
Swiss American Division	$273,308	520,884	287,018
Royal-Angelus Division	133,527	1,165,642	40,318
Corporate	4,240	7,445	751

Total capital expenditures	$411,075	1,693,971	328,087

Depreciation and amortization:
Swiss American Division	$647,665	618,299	575,364
Royal-Angelus Division	252,294	208,083	214,790
Corporate	2,929	2,137	2,553

Total depreciation and amortization	$902,888	828,519	792,707

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

The Company had major customers during 2004, 2003, and 2002 as follows (dollars in thousands):

	2004		2003		2002		Accounts receivable balance at December 31
Customer	Sales	%	Sales	%	Sales	%	2004	2003
A	$14,330	28	$9,813	23	$6,334	17	$909	1,174
B	5,408	10	5,399	13	4,721	12	0	0
C	3,902	8	3,897	9	3,305	9	445	384

(12)	Commitments and Contingencies

In 2001, the Company entered into a capital lease for certain production equipment totaling $566,828, which is included in property and equipment in the accompanying balance sheets. The lease has a term of six years, as amended, and requires minimum payments based on certain production volumes. Future minimum lease payments on the capital lease at December 31, 2004 are as follows:

2005	$69,638
2006	69,638
2007	275,167

Total minimum lease payments	414,443
Less amount representing interest	41,508

Present value of net minimum lease payments	372,935
Less current portion	58,000

Long-term portion	$314,935

As of December 31, 2004 approximately 67% of the Company’s employees are covered by a collective bargaining agreement which expires in 2006. In addition, another 12% of the Company’s employees are covered by another collective bargaining agreement which expires in 2006.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2004

(13)	Selected Quarterly Financial Data (Unaudited)

The following summarizes certain unaudited quarterly financial information for 2004, 2003, and 2002:

Fiscal 2004	Quarter				Total
	1st	2nd	3rd	4th
Net sales	$12,318,552	11,802,338	13,708,284	13,980,767	51,809,941
Operating income (loss)	(539,122)	(368,221)	(395,824)	(380,909)	(1,684,076)
Net earnings (loss)	(360,697)	(298,762)	(545,091)	(25,305)	(1,229,855)
Net earnings (loss) per basic share	(0.11)	(0.09)	(0.16)	(0.01)	(0.38)
Net earnings (loss) per diluted share	(0.11)	(0.09)	(0.16)	(0.01)	(0.38)

Fiscal 2003	1st	2nd	3rd	4th	Total
Net sales	$9,082,341	9,228,643	11,636,275	13,241,108	43,188,367
Operating income	132,894	64,333	46,717	132,561	376,505
Net earnings	66,682	7,883	(13,560)	(42,722)	18,233
Net earnings (loss) per basic share	0.02	0.00	(0.00)	(0.01)	0.01
Net earnings ( loss) per diluted share	0.02	0.00	(0.00)	(0.01)	0.01

Fiscal 2002	1st	2nd	3rd	4th	Total
Net sales	$9,772,060	8,903,207	9,725,909	9,575,782	37,976,958
Operating income	159,163	228,493	474,767	304,515	1,166,938
Net earnings	55,706	92,767	228,666	180,603	557,742
Net earnings per basic share	0.02	0.03	0.07	0.06	0.18
Net earnings per diluted share	0.02	0.03	0.07	0.06	0.18

PROVENA FOODS INC.

Schedule II – Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2004, 2003, and 2002

Description	Balance at beginning of Period	Provision, net of recoveries	Deductions – uncollectible accounts	Balance at end of period
Allowance for doubtful receivables:
2004	$—	30,537	30,537	—
2003	$—	15,163	15,163	—
2002	$—	82,224	82,224	—

See accompanying Report of Independent Registered Public Accounting Firm