Form 10-Q
period 2005-03-31
PROVENA FOODS INC
filed 2005-05-13
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Yes  ☐    No  ☒

The number of shares of Provena Foods Inc. Common Stock outstanding as April 30, 2005 was:

Common Stock 3,481,937 shares

PROVENA FOODS INC.

Form 10-Q Report for the First Quarter Ended March 31, 2005

-ii-

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$15,144,637	12,318,552
Cost of sales	14,207,782	11,848,906

Gross profit	936,855	469,646
Operating expenses:
Distribution	438,822	504,581
General and administrative	635,016	504,187

Operating loss	(136,983)	(539,122)
Interest expense, net	(193,147)	(123,392)
Other income, net	84,254	65,617

Loss before income taxes	(245,876)	(596,897)
Income tax benefit	83,200	236,200

Net loss	$(162,676)	(360,697)

Loss per share:
Basic and diluted	$(.05)	(.11)

Shares used in computing loss per share:
Basic and diluted	3,345,664	3,219,047

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,682	120,446
Accounts receivable, less allowance for doubtful accounts of $12,000 at 2005 and $0 at 2004	3,500,088	4,224,481
Inventories	5,509,691	5,001,454
Prepaid expenses	11,262	55,585
Income tax receivable	294,680	294,680
Deferred tax assets	548,534	457,534

Total current assets	9,882,937	10,154,180
Property and equipment, net	15,749,768	15,972,363
Other assets	231,262	223,559

	$25,863,967	26,350,102

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,603,591	3,225,000
Current portion of long-term debt	8,436,592	8,716,562
Current portion of capital lease obligation	58,000	58,000
Accounts payable	3,415,010	3,299,310
Accrued liabilities	1,397,551	1,981,764

Total current liabilities	16,910,744	17,280,636
Capital lease obligation, net of current portion	303,151	314,935
Deferred tax liability	258,647	258,647

Total liabilities	17,472,542	17,854,218

Commitments and contingencies	—	—
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,470,573 at 2005 and 3,441,814 at 2004	5,446,034	5,421,817
Deferred compensation	(136,000)	(170,000)
Retained earnings	3,081,391	3,244,067

Total shareholders’ equity	8,391,425	8,495,884

	$25,863,967	26,350,102

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(162,676)	(360,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation related to employee stock grant	34,000	34,000
Depreciation and amortization	247,582	222,088
Decrease in accounts receivable	724,393	774
Increase in inventories	(508,237)	(942,193)
Decrease (increase) in prepaid expenses	44,323	(57,606)
Increase in income taxes receivable	—	(236,200)
Increase in other assets	(7,703)	(49,219)
Increase (decrease) in accounts payable	115,700	(759,722)
Decrease in accrued liabilities	(584,213)	(651,499)
Increase in deferred tax asset	(91,000)	—

Net cash used in operating activities	(187,831)	(2,800,274)

Cash flows from investing activities:
Additions to property and equipment	(24,987)	(144,817)

Net cash used in investing activities	(24,987)	(144,817)

Cash flows from financing activities:
Payments on long term debt	(279,970)	(142,022)
Payments on capital lease obligation	(11,784)	(20,014)
Proceeds from line of credit	378,591	3,138,973
Proceeds from sale of capital stock	24,217	—

Net cash provided by financing activities	111,054	2,976,937

Net increase (decrease) in cash and cash equivalents	(101,764)	31,846
Cash and cash equivalents at beginning of period	120,446	83,094

Cash and cash equivalents at end of period	$18,682	114,940

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$193,234	123,392
Income taxes	$800	—

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2005

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.

(2)	Inventories

Inventories at March 31, 2005 and December 31, 2004 consist of:

	2005	2004
Raw materials	$1,735,232	1,743,685
Work-in-process	1,385,835	1,340,801
Finished goods	2,388,624	1,916,968

	$5,509,691	5,001,454

(3)	Segment Data

Business segment sales and operating loss for the three months ended March 31, 2005 and 2004 and assets at March 31, 2005 and December 31, 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Net sales to unaffiliated customers:
Swiss American Sausage Division	$13,124,084	10,709,333
Royal-Angelus Macaroni Division	2,020,553	1,609,219

Total net sales	$15,144,637	12,318,552

Operating loss:
Swiss American Sausage Division	$(38,712)	(316,440)
Royal-Angelus Macaroni Division	(162,460)	(257,204)
Corporate	64,189	34,522

Operating loss	$(136,983)	(539,122)

	March 31, 2005	December 31, 2004
Identifiable assets:
Swiss American Sausage Division	$20,163,454	20,570,546
Royal-Angelus Macaroni Division	4,754,747	4,956,193
Corporate	945,766	823,363

Total assets	$25,863,967	26,350,102

(4)	Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense has been recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 140, “Accounting for Stock-Based Compensation—Transition and Disclosure, the Company adopted the disclosure requirements of SFAS No. 148. On December 16, 2004, the Financial Accounting Standards Board (“FSAB”) issued FSAB Statement No. 123R (revised 2004), “Share-based Payment.” This Statement requires entities to expense the estimated fair value of employee stock options and similar awards and provides certain changes to the method for valuing stock-based compensation, among other changes. SFAS No. 123R will be effective for interim periods and fiscal years beginning after June 15, 2005. The Company does not anticipate granting options in the foreseeable future. The reported net losses equal pro forma losses consistent with SFAS No. 123 for the periods covered by this report because no options vested or were granted in such periods.

(5)	Loss per Share

Basic loss per share is net loss divided by the weighted average number of common shares outstanding during the period, and diluted loss per share is net loss divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. During the periods covered by this report, the Company’s outstanding options for 107,111 shares resulted in no dilution and basic loss per share and diluted loss per share were the same. On February 26, 2004, the Company issued 150,000 shares of its common stock (the “Grant”) to its Chief Executive Officer which vest 1/6 immediately and 1/6 on each of the next five anniversaries, contingent on the Chief Executive Officer’s continued employment. The computations of the weighted average number of common shares outstanding for the periods covered by this report include only the shares vested under the terms of the Grant.

(6)	Debt

The Company has a credit facility with Comerica Bank which governs all of the Company’s borrowings and letters of credit between the bank and the Company. All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, the Company’s two pasta buildings and the meat plant, none of which is otherwise encumbered. On March 28, 2005, Comerica demanded payment of the obligations under the credit facility and agreed to a forbearance from judicial action to collect the obligations which forbearance expires no later than December 15, 2005. Accordingly, the Company has classified $1,649,316 of debt outstanding at March 31, 2005 under the credit facility as a current liability.

Additionally, the Company has classified as a current liability $6,145,000 outstanding variable rate demand bonds because they are supported by a letter of credit governed by the credit facility. A default under the credit facility allows the bank to require a cash security deposit from the Company in the amount of the bank’s potential liability under the letter of credit. The Company has also classified as a current liability an equipment loan with General Electric Capital Corporation of $642,276 because the loan contains a cross-default provision with the credit facility, which permits General Electric Capital Corporation to call the loan.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. Net proceeds of the transaction of $5,554,246 were applied to the credit facility, including repayment of the above $1,649,316 of debt.

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

The Company’s material operating losses and negative operating cash flows for 2004 and the first quarter of 2005 and Comerica Bank’s March 28, 2005 demand for payment of the obligations under the credit facility raise substantial doubt about the Company’s ability to fund its reasonably foreseeable working capital, capital expenditure and debt service requirements and to continue as a going concern. The Company’s ability to fund these cash requirements will require finding a new lender to refinance the credit facility and improvement in the Company’s operating results and operating cash flow.

Comerica Bank has agreed to a forbearance from judicial action which expires no later than December 15, 2005. On April 12, 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility. The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The improvement of its results for the first quarter of 2005 over the first quarter of 2004 and the $5,554,246 of net proceeds from the April 13, 2005 sale and leaseback of its pasta buildings are favorable steps directed to meeting the Company’s cash requirements. The Company believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and obtain a new lender to refinance the credit facility.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended March 31,
	2005	2004
(Unaudited)	(amounts in thousands)
Net sales by division:
Swiss American	$13,124	$10,709
Royal-Angelus	2,021	1,610

Total	$15,145	$12,319

Sales in thousands of pounds by division:
Swiss American	6,791	6,479
Royal-Angelus	3,486	3,222

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased about 23% in dollars and 5% in pounds in the 1st three months of 2005 over the same period in 2004. Sales in dollars increased proportionately more than in pounds because of higher selling prices resulting from higher meat and other costs. Swiss operated at a $38,712 loss in the 1st quarter of 2005 compared to a $316,440 loss for the 1st quarter of 2004. The principal causes of Swiss’s losses were increased plant labor, health insurance, utility and meat costs, the continuing high level of workers’ compensation cost and the failure of increasing selling prices to recover the increasing costs. Swiss reduced its losses from the 1st quarter of 2004 to the 1st quarter of 2005 by increasing its selling prices. But the selling price increases were still inadequate to produce an operating profit for the 1st quarter of 2005. Swiss has been attempting to raise its selling prices to fully reflect its increased costs but is constrained by competition and resistance to price increases.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 26% in dollars and 8% in pounds in the 1st quarter of 2005 compared to the 1st quarter of 2004. The percentage increases were higher in dollars than in pounds because of higher selling prices reflecting an increased proportion of sales of value-added products and slightly higher flour costs. Royal operated at a $162,460 loss for the 1st quarter of 2005 compared to a $257,204 loss for the 1st quarter of 2004. Sales and operating results continue to be adversely affected by intense competition in an industry already with an excess capacity experiencing a decrease in demand. The major cause of the decreased operating loss was the increased average selling prices. Royal failed to operate at a profit in the 1st quarter of 2005 because of increased plant labor, flour, health insurance and utility costs and a continuing high level of workers’ compensation expense.

The Company

Company net sales were up about 23% and the Company realized net loss of $162,676 in the 1st quarter of 2005 compared to a net loss of $360,697 for the 1st quarter of 2004. Both divisions contributed to the increased sales and the decreased loss. The Company’s gross profit margin for the 1st quarter of 2005 was 6.2% compared to 3.8% a year ago. The Company’s margin increased from a year ago because the margins at both divisions increased due to increased selling prices.

General and administrative expenses were up about $131,000 for the 1st quarter of 2005 compared to the same period in 2004 primarily because of consulting and auditing fees and increased health insurance costs. Distribution expenses were down about $66,000 because of decreased salesman payroll and billing more freight to customers. Net interest expense increased about $70,000 because of higher interest rates and higher borrowings under the bank line of credit in the 1st quarter of 2005 versus the 1st quarter of 2004. Other income increased about $19,000 because of asset sales at Royal.

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

Liquidity and Capital Resources

The Company has previously satisfied its normal working capital requirements with funds derived from operations and borrowings under its bank line of credit, which is part of a credit facility with Comerica Bank. The Company’s recent material operating losses and negative operating cash flows raise substantial doubt about the Company’s ability to fund its reasonably foreseeable working capital requirements and to continue as a going concern. Because of the Company’s poor operating results, Comerica demanded to be replaced, the Company commenced seeking a new lender for the credit facility, and on March 28, 2005, Comerica demanded payment of the obligations under the credit facility and agreed to a conditional forbearance until December 15, 2005.

The line of credit was payable on demand, was subject to annual review, and bears interest at a variable annual rate which is 1.25% over the bank’s “Base Rate.” At March 31, 2005 the Base Rate was 5.75% per annum. In January 2005 the bank authorized a $500,000 Overformula Amount resulting in a maximum amount for the line of credit of the lesser of $4,500,000, or 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,500,000 for inventories, determined monthly. The amounts of letters of credit from Comerica supporting the Company’s obligations to pay workers’ compensation claims are applied in reduction of the borrowings available under the line of credit. At March 31, 2005, the Company had $3,603,591 of borrowings outstanding under the line of credit, and there were no borrowings available.

As part of the credit facility, on December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by a $6,378,750 letter of credit issued by Comerica. At March 31, 2005, the outstanding balance of the bonds was $6,145,000. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 2.94% per annum at March 31, 2005. The Company must make monthly interest payments on the new bonds and monthly principal payments into a sinking fund used annually to reduce the aggregate outstanding principal of the new bonds. The monthly principal payments for the first 5 years began at about $12,900 and are currently about $15,000 with annual increases calculated to amortize the bonds over 20 years. The monthly principal payments and amortization after the first 5 years are subject to agreement between the Company and Comerica. The Company pays a 1.25% per annum fee on the amount of the letter of credit and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,378,750 letter of credit expires December 30, 2008 and Comerica is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

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

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, and real property, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and contains financial covenants requiring, at the end of each month, a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under all of the financial covenants at March 31, 2005 and the bank has waived the financial covenants through May 31, 2005.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded.

On March 28, 2005, the bank demanded payment of all of the obligations under the credit facility and agreed to a conditional forbearance from judicial action to collect the obligations until December 15, 2005. The bank has the right to terminate the forbearance upon any new defaults under the credit facility or defaults under the terms of the forbearance, upon further deterioration in the Company’s financial condition or the bank’s collateral position or if the bank believes that its prospect of payment is impaired. Under the terms of the forbearance, the net proceeds from the sale of the two pasta buildings of $5,554,246 (after applying $23,726 to pro-rated rent and $120,000 to a security deposit under the lease) were applied $1,649,316 to retire the real estate and two equipment loans, $1,217,244 to reduce the balance of the line of credit, $2,682,785 to deposit with the bank cash collateral to secure liabilities under the credit facility, primarily the Company’s liabilities with respect to the outstanding letters of credit, and $4,901 to accrued interest. The forbearance provides that on the close of the sale of the two pasta buildings, the limit for inventories under the line of credit was reduced from $1,500,000 to $1,000,000, the $500,000 Overformula Amount was eliminated and the maximum amount of the line of credit was reduced to $3,500,000. During the forbearance, the Company is to make payments of principal, interest and letter of credit fees in the amounts and on the dates specified in the credit facility documents. The Company must pay a forbearance fee of $100,000 plus $15,000 per month beginning July 1, 2005 and continuing until the credit facility is refinanced. Upon any new default under the credit facility or default under the terms of the forbearance, the interest rates of all obligations under the credit facility are increased by 3%. The bank issued the $775,000 workers’ compensation letter of credit for 2005. Because the bank’s forbearance expires no later than December 15, 2005, the Company’s real estate and equipment loans from the bank and the variable rate demand bonds are reflected as current liabilities rather than long-term debt in the March 31, 2005 financial statements.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. Because a cross-default provision in the loan results in the loan being in default when the credit facility is in default, it is reflected as a current liability rather than as long-term debt in the March 31, 2005 financial statements.

On April 12, 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility. The preliminary proposal is not a commitment and the Company may be unable find a new lender to refinance the credit facility. Under the terms of the proposal, the Company would have a $14,000,000 revolving line of credit covering: advances limited to 85% of eligible accounts receivable and 50% of eligible inventories; letters of credit up to $7,513,000 to support the demand bonds and workers’ compensation insurance; a five year term loan up to the lesser of $1,500,000 or 80% of orderly liquidation value of eligible equipment; and four year term loans aggregating up to $300,000 equal to 80% of eligible equipment purchases. Loans and advances under the revolving line would bear interest at the annual rate of 0.5% over the lender’s base rate or LIBOR plus 3.25%. Fees on outstanding letters of credits would be 1.875% per annum. In addition, there is a 0.50% per annum fee on the total revolving line amount. The line would have a term of five years, and the lender would have the right to extend the term from year to year.

Cash decreased $101,764 in the 1st quarter of 2005 compared to a $31,846 increase in the 1st quarter of 2004. Operating activities used $187,831 of cash primarily from the net loss,

increases in inventories, deferred tax asset and other assets and a decrease in accrued liabilities, partially offset by depreciation and amortization, decreases in accounts receivable and prepaid expenses and an increase in accounts payable. Inventories increased on increased sales. Accounts receivable decreased because intense collection efforts. Accrued liabilities decreased,in part, because of payment of union pension contributions. Investing activities used $24,987 of cash for additions to property and equipment and financing activities provided $111,054 of cash primarily from increased borrowing under the bank line.

The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The improvement of the Company’s results for the first quarter of 2005 over the first quarter of 2004, the April 12, 2005 acceptance of a preliminary proposal from a new lender to refinance the credit facility, though not a committment and the $5,554,246 of net proceeds from the April 13, 2005 sale and leaseback of its pasta buildings are favorable steps directed to meeting the Company’s cash requirements. The Company believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and obtain a new lender to refinance the credit facility.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At March 31, 2005, the Company had a $12,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at March 31, 2005, will not have a material effect on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $62,000. Assuming an average line of credit balance of $4,000,000 plus $1,200,000 average principal balance of equipment loans, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $52,000.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS No significant litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st three months of 2005, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st three months of 2005, the Company sold 28,759 shares under its 1988 Employee Stock Purchase Plan. From inception of the Plan through March 31, 2005, employees have purchased a total of 842,119 shares.

American Stock Exchange Listing

The Company’s common stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends Paid

No cash dividends were paid in the 1st quarter of 2005.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st quarter of 2005.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	PROVENA FOODS INC.

	By	/s/ THOMAS J. MULRONEY
Thomas J. Mulroney Vice President and Chief Financial Officer