Form 10-Q
period 2005-06-30
PROVENA FOODS INC
filed 2005-08-12
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

Yes  ☐    No  ☒

The number of shares of Provena Foods Inc. Common Stock outstanding at July 28, 2005 was:

Common Stock 3,404,776

PROVENA FOODS INC.

Form 10-Q Report for the Second Quarter Ended June 30, 2005

-ii-

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$14,016,535	11,802,338	29,161,172	24,120,890
Cost of sales	13,307,440	11,288,075	27,515,222	23,136,981

Gross profit	709,095	514,263	1,645,950	983,909
Operating expenses:
Distribution	402,026	405,428	840,848	910,009
General and administrative	500,555	477,056	1,048,622	981,243

Operating loss	(193,486)	(368,221)	(243,520)	(907,343)
Interest expense and other financing costs, net	(181,450)	(126,659)	(461,546)	(250,051)
Other income, net	128,621	46,818	212,875	112,435

Loss before income taxes	(246,315)	(448,062)	(492,191)	(1,044,959)
Income tax benefit	(99,700)	(149,300)	(170,900)	(385,500)

Net loss	$(146,615)	(298,762)	(321,291)	(659,459)

Loss per share:
Basic and diluted	$(.04)	(.09)	(.10)	(.20)

Shares used in computing loss per share:
Basic and diluted	3,388,265	3,248,532	3,367,082	3,233,789

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$86,819	120,446
Cash - restricted	2,683,020	—
Accounts receivable, less allowance for doubtful accounts of $6,000 at 2005 and $0 at 2004	3,686,618	4,224,481
Inventories	5,440,170	5,001,454
Prepaid expenses	310,357	55,585
Income tax receivable	—	294,680
Deferred tax assets	1,285,970	457,534

Total current assets	13,492,954	10,154,180

Property and equipment, net	13,438,620	15,972,363
Other assets	218,964	223,559

	$27,150,538	26,350,102

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,500,000	3,225,000
Current portion of long-term debt	6,746,057	8,716,562
Current portion of capital lease obligation	58,000	58,000
Accounts payable	3,376,882	3,299,310
Accrued liabilities	1,383,092	1,981,764
Current portion of deferred income	365,724	—
Income tax payable	941,639	—

Total current liabilities	15,371,394	17,280,636
Capital lease obligation, net of current portion	294,666	314,935
Deferred tax liability	—	258,647
Deferred income, net of current portion	3,229,957	—

Total liabilities	18,896,017	17,854,218

Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,495,522 at 2005 and 3,441,814 at 2004	5,467,745	5,421,817
Deferred compensation	(136,000)	(170,000)
Retained earnings	2,922,776	3,244,067

Total shareholders’ equity	8,254,521	8,495,884

	$27,150,538	26,350,102

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(321,291)	(659,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation related to employee stock grant	34,000	45,333
Depreciation and amortization	466,184	451,366
Provision for allowance for doubtful accounts	6,000	3,000
Decrease in accounts receivable	531,863	155,498
Increase in inventories	(438,716)	(611,284)
Decrease (increase) in prepaid expenses	(254,772)	134,819
Decrease (increase) in income taxes receivable	294,680	(277,369)
Decrease (increase) in other assets	4,595	(10,944)
Increase (decrease) in accounts payable	77,572	(1,137,496)
Decrease in accrued liabilities	(598,672)	(90,028)
Increase in income taxes payable	941,639	—
Increase in deferred tax asset	(828,436)	—
Increase in deferred income	3,595,681	—
Decrease in deferred tax liability	(258,647)	—

Net cash provided by (used in) operating activities	3,251,680	(1,996,564)

Cash flows from investing activities:
Proceeds from sale of property	2,105,118	—
Additions to property and equipment	(37,559)	(267,957)

Net cash provided by (used in) investing activities	2,067,559	(267,957)

Cash flows from financing activities:
Payments on debt	(1,970,505)	(285,060)
Payments on capital lease obligation	(20,269)	(37,676)
Proceeds (payments) under line of credit	(725,000)	2,577,631
Proceeds from sale of capital stock	45,928	30,332

Net cash provided by (used in) financing activities	(2,669,846)	2,285,227

Net increase in cash and cash equivalents	2,649,393	20,706
Cash and cash equivalents at beginning of period	120,446	83,094

Cash and cash equivalents at end of period	$2,769,839	103,800

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$288,853	250,051
Income taxes	$800	—

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2005

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at June 30, 2005 and December 31, 2004 consist of:

	2005	2004
Raw materials	$1,578,571	1,743,685
Work-in-process	1,458,203	1,340,801
Finished goods	2,403,396	1,916,968

	$5,440,170	5,001,454

(3) Segment Data

Business segment sales and operating income (loss) for the three months and six months ended June 30, 2005 and 2004 and assets at June 30, 2005 and December 31, 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
Swiss American Sausage division	$11,910,480	10,311,649	25,034,564	21,020,982
Royal-Angelus Macaroni division	2,106,055	1,490,689	4,126,608	3,099,908

Total net sales	$14,016,535	11,802,338	29,161,172	24,120,890

Operating income (loss):
Swiss American Sausage division	$(161,264)	(105,643)	(199,976)	(422,083)
Royal-Angelus Macaroni division	(141,588)	(230,420)	(304,048)	(487,624)
Corporate	109,366	(32,158)	260,504	2,364

Operating loss	$(193,486)	(368,221)	(243,520)	(907,343)

	June 30, 2005	December 31, 2004
Identifiable assets:
Swiss American Sausage division	$20,123,221	20,570,546
Royal-Angelus Macaroni division	2,892,949	4,956,193
Corporate	4,134,368	823,363

Total assets	$27,150,538	26,350,102

(4) Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense has been recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 140, “Accounting for Stock-Based Compensation - Transition and Disclosure, the Company adopted the disclosure requirements of SFAS No. 148. On December 16, 2004, the Financial Accounting Standards Board (“FSAB”) issued FSAB Statement No. 123R (revised 2004), “Share-based Payment.” This Statement requires entities to expense the estimated fair value of employee stock options and similar awards and provides certain changes to the method for valuing stock-based compensation, among other changes. The Company does not anticipate granting options in the foreseeable future. The reported net losses equal pro forma losses consistent with SFAS No. 123 for the periods covered by this report because no options vested or were granted in such periods.

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

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. Net proceeds of the transaction of $5,554,246 were applied to the credit facility, including repayment of $1,649,316 of debt outstanding at March 31, 2005 under the credit facility.

The Company has classified as a current liability $6,145,000 outstanding variable rate demand bonds because they are supported by a letter of credit governed by the credit facility. A default under the credit facility allows the bank to require a cash security deposit from the Company in the amount of the bank’s potential liability under the letter of credit. The Company has also classified as a current liability an equipment loan with General Electric Capital Corporation of $601,057 because the loan contains a cross-default provision with the credit facility, which permits General Electric Capital Corporation to call the loan.

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

(8) Liquidity

The Company’s operating losses and negative operating cash flows for 2004 and the first half of 2005 and Comerica Bank’s March 28, 2005 demand for payment of the obligations under the credit facility raise substantial doubt about the Company’s ability to fund its reasonably foreseeable working capital, capital expenditure and debt service requirements and to continue as a going concern. The Company’s ability to fund these cash requirements will require finding a new lender to refinance the credit facility and improvement in the Company’s operating results and operating cash flow.

Comerica Bank has agreed to a forbearance from judicial action which expires no later than December 15, 2005. The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The improvement of its results for the first half of 2005 over the first half of 2004 and the $5,554,246 of net proceeds from the April 13, 2005 sale and leaseback of its pasta buildings are favorable steps directed to meeting the Company’s cash requirements. The Company believes that its efforts will succeed in enabling it to meet its cash requirements and improve its financial position. In April 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility but in July 2005 the new lender excluded the letter of credit supporting the variable rate demand bonds from its proposal. The Company is seeking and believes it will obtain a new lender or lenders to refinance the credit facility.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(Unaudited)	(amounts in thousands)
Net sales by division:
Swiss American	$11,911	$10,312	$25,034	$21,021
Royal-Angelus	2,106	1,490	4,127	3,100

Total	$14,017	$11,802	$29,161	$24,121

Sales in thousands of pounds by division:
Swiss American	6,162	6,067	12,953	12,546
Royal-Angelus	3,679	2,959	7,165	6,181

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased about 19% in dollars and 3% in pounds in the 1st six months of 2005 and increased 16% in dollars and 2% in pounds in the 2nd quarter of 2005, compared to the same periods in 2004. Sales in dollars increased proportionately more than in pounds because of higher selling prices resulting from higher meat and other costs. Swiss operated at a $199,976 loss for the 1st six months of 2005 compared to a $422,083 loss for the 1st six months of 2004, and a $161,264 loss for the 2nd quarter of 2005 compared to a 105,643 loss for the 2nd quarter of 2004. The principal causes of Swiss’s losses were increased plant labor, health insurance, utility and meat costs, the continuing high level of workers’ compensation cost and the failure of increasing selling prices to recover the increasing costs. Swiss reduced its losses from the 1st six months of 2004 to the 1st six months of 2005 by increasing its selling prices. But the selling price increases were still inadequate to produce operating profits or reduce the loss for the 2nd quarter of 2005 over the 2nd quarter of 2004. Swiss has been attempting to raise its selling prices to fully reflect its increased costs but is constrained by competition and resistance to price increases.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 33% in dollars and 16% in pounds in the 1st half of 2005 and increased 41% in dollars and 24% in pounds in the 2nd quarter of 2005, compared to the same periods of 2004. The percentage increases were higher in dollars than in pounds because of higher selling prices reflecting an increased proportion of sales of value-added products. Royal operated at a $304,048 loss for the 1st half of 2005 compared to a $487,624 loss for 1st half of 2004 and a $141,588 loss for the 2nd quarter of 2005 compared to a $230,420 loss for the 2nd quarter of 2004. The major cause of the decreased operating loss was the increased average selling prices. Royal failed to operate at a profit in the 1st half or 2nd quarter of 2005 because of increased plant labor, flour, health insurance and utility costs and a continuing high level of workers’ compensation expense.

The Company

Company sales were up 21% in the 1st half of 2005 compared to the 1st half of 2004 and were up 19% in the 2nd quarter of 2005 compared to the 2nd quarter of 2004. The Company incurred a loss of $321,291 for the 1st half of 2005 compared to a net loss of $659,459 a year ago and a loss of $146,615 for the 2nd quarter of 2005 compared to a net loss of $298,762 a year ago. Both divisions contributed to the increases in sales and decreases in losses in both periods, except that Swiss’s loss was up in the 2nd quarter of 2005. The Company’s gross margins for the 1st half and 2nd quarter of 2005 were 5.6% and 5.1%, respectively, compared to 4.1% and 4.4% a year ago. The Company’s margins increased from a year ago because the margins at Royal increased due to increased selling prices, with Swiss’s margins up slightly for 1st half but down for the 2nd quarter of 2005.

General and administrative expense was up $67,329 for the 1st half of 2005 and up $23,499 in the 2nd quarter of 2005, compared to the same periods in 2004, primarily because of increased auditing fees, health insurance costs and bank charges. Distribution expense was down $69,161 for the 1st half and $3,402 for the 2nd quarter compared to the same periods in 2004, because of reduced salesman payroll and freight. Net interest expense and other financing costs increased $211,495 for the 1st half of 2005 because of the financing costs of the bank’s forbearance requirements and of seeking new financing (see Liquidity and Capital Resources below) and higher interest rates and higher borrowings under the bank line of credit and increased $54,791 for the 2nd quarter of 2005 because of financing costs, partially offset by lower interest costs because of the repayment of loans in April 2005. Other income increased $100,440 because of brokerage income and asset sales at Royal.

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

The line of credit was payable on demand, was subject to annual review, and bears interest at a variable annual rate which is 1.25% over the bank’s “Base Rate.” At June 30, 2005 the Base Rate was 6.25% per annum. The maximum amount of the line of credit is the lesser of $3,500,000, or 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly. At June 30, 2005, the Company had $2,500,000 of borrowings outstanding under the line of credit, with $1,000,000 of borrowings available.

As part of the credit facility, on December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by a $6,378,750 letter of credit issued by Comerica. At June 30, 2005, the outstanding balance of the bonds was $6,145,000. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 3.4% per annum at June 30, 2005. The Company must make monthly interest payments on the new bonds and monthly principal payments into a sinking fund used annually to reduce the aggregate outstanding principal of the new bonds. The monthly principal payments for the first 5 years began at about $12,900 and are currently about $15,000 with annual increases calculated to amortize the bonds over 20 years. The monthly principal payments and amortization after the first 5 years are subject to agreement between the Company and Comerica. The Company pays a 1.25% per annum fee on the amount of the letter of credit and fees of the bond indenture trustee estimated at 0.35% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,378,750 letter of credit expires December 30, 2008 and Comerica is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

Also as part of the credit facility, the bank made four loans to the Company in 1999 for the meat plant, a $1,280,000 real estate loan in December 1999 and three equipment loans totalling $2,614,788 in July, September and December 1999. The December 1999 equipment loan was repaid in 2004. In addition, the bank has issued two $775,000 letters of credit supporting the Company’s obligations to bear the costs of settling workers’ compensation claims for 2004 and 2005.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, and real property, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and contains financial covenants requiring, at the end of each month, a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under the tangible net worth, cash flow and quick ratio covenants at June 30, 2005.

On March 28, 2005, the bank demanded payment of all of the obligations under the credit facility and agreed to a conditional forbearance from judicial action to collect the obligations until December 15, 2005. The bank has the right to terminate the forbearance upon any new defaults under the credit facility or defaults under the terms of the forbearance, upon further deterioration in the Company’s financial condition or the bank’s collateral position or if the bank believes that its prospect of payment is impaired. During the forbearance, the Company is to make payments of principal, interest and letter of credit fees in the amounts and on the dates specified in the credit facility documents. The Company must pay a forbearance fee of $100,000 plus $15,000 per month beginning July 1, 2005 and continuing until the credit facility is refinanced. Upon any new default under the credit facility or default under the terms of the forbearance, the interest rates of all obligations under the credit facility are increased by 3%. The Company does not believe that continuation of defaults under the financial covenants constitute new defaults within the meaning of the conditional forbearance.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The following table shows the payments due under the ten year lease in the specified periods:

	Six Months Ending December 31, 2005	Year Ending December 31,
		2006	2007	2008	2009	Thereafter
Lease Obligation	$237,258	485,190	499,146	514,743	530,184	3,053,742

Under the terms of the forbearance, the net proceeds from the sale of the two pasta buildings of $5,554,246 (after applying $23,726 to pro-rated rent and $120,000 to a security deposit under the lease) were applied $1,649,316 to retire the real estate and two equipment loans, $1,217,244 to reduce the balance of the line of credit, $2,682,785 to deposit with the bank cash collateral to secure liabilities under the credit facility, primarily the Company’s liabilities with respect to the outstanding letters of credit and $4,901 to accrued interest. The deposit plus a small amount of accrued interest is shown on the June 30, 2005 balance sheet as restricted cash. It is a current asset because the letters of credit secure the demand bonds which are a current liability and workers’ compensation claims which may be payable in less than twelve months and because on or before the December 15, 2005 expiration of the bank’s forbearance, the deposit will likely either be released or applied to obligations of the Company.

Because the bank’s forbearance expires no later than December 15, 2005, the Company’s variable rate demand bonds are reflected as current liabilities rather than long-term debt in the June 30, 2005 financial statements.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. Because a cross-default provision in the loan results in the loan being in default when the credit facility is in default, the $601,057 balance of the loan is reflected as a current liability rather than as long-term debt in the June 30, 2005 financial statements.

Cash increased $2,649,393 in the 1st half of 2005 compared to a $20,706 increase in the 1st half of 2004. Operating activities provided $3,251,680 of cash primarily from the increase in deferred income, depreciation and amortization, decreases in accounts receivable and income taxes receivable and an increase in income taxes payable, partially offset by the loss, increases in inventories and deferred tax asset and decreases in prepaid expenses, accrued liabilities and deferred tax liability. The deferred income and tax account changes resulted primarily from the gain on the sale of the two pasta buildings, which must be amortized over 10 years because a sale and leaseback was involved, but is fully taxable. Inventories increased on increasing sales. Investing activities provided $2,067,559 of cash from the sale of the pasta buildings and financing activities used $2,669,846 of cash primarily the repayment of debt.

The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The improvement of the Company’s results for the first half of 2005 over the first half of 2004 and the $5,554,246 of net proceeds from the April 13, 2005 sale and leaseback of its pasta buildings are favorable steps directed to meeting the Company’s cash requirements. The Company believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and obtain a new lender to refinance the credit facility.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At June 30, 2005, the Company had a $6,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at June 30, 2005, will not have a material effect on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loan bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $62,000. Assuming an average bank line of credit balance of $2,500,000 plus $600,000 average principal balance on the equipment loan, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $31,000.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are also effective to insure that this information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

The Company held its annual meeting of shareholders on Tuesday, May 31, 2005, at 11:00 a.m. at the Company’s principal office. Shareholders representing 2,838,232 or 82.5% of the 3,441,814 shares entitled to vote were present in person or by proxy, with 201,576 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

Nominee	For	Withheld	Without Authority
Theodore L. Arena	2,812,459	2,800	22,973
Santo Zito	2,808,459	1,200	22,973
Louis A. Arena	2,814,059	6,800	22,973
Joseph W. Wolbers	2,813,359	300	22,973
John M. Boukather	2,814,959	1,900	22,973
William A. West, Jr.	2,810,059	5,200	22,973

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st six months of 2005, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st six months of 2005, the Company sold 53,738 shares under its 1988 Employee Stock Purchase Plan. From inception of the Plan through June 30, 2005, employees have purchased a total of 867,098 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st six months of 2005.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st half of 2005.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed with this report: Exhibit 31 — Section 302 Certifications and Exhibit 32 — Section 906 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2005	PROVENA FOODS INC.

	By	/S/ THOMAS J. MULRONEY
Thomas J. Mulroney
Vice President and Chief Financial Officer