Form 10-Q
period 2005-09-30
PROVENA FOODS INC
filed 2005-11-09
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Provena Foods Inc. Common Stock outstanding at October 31, 2005 was:

Common Stock    3,530,663

PROVENA FOODS INC.

Form 10-Q Report for the Third Quarter Ended September 30, 2005

i

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$13,965,713	13,708,284	43,126,885	37,829,174
Cost of sales	13,401,238	13,303,983	40,916,460	36,440,964

Gross profit	564,475	404,301	2,210,425	1,388,210

Operating expenses:
Distribution	408,222	367,058	1,249,070	1,277,067
General and administrative	489,691	433,067	1,538,313	1,414,310

Operating loss	(333,438)	(395,824)	(576,958)	(1,303,167)

Interest expense and other financing costs, net	(164,372)	(154,098)	(625,918)	(404,149)
Other income, net	147,605	64,131	360,480	176,566

Loss before income taxes	(350,205)	(485,791)	(842,396)	(1,530,750)

Income tax expense (benefit)	(139,145)	59,300	(310,045)	(326,200)

Net loss	$(211,060)	(545,091)	(532,351)	(1,204,550)

Loss per share:
Basic and diluted	$(.06)	(.16)	(.16)	(.36)

Shares used in computing loss per share:
Basic and diluted	3,412,842	3,398,272	3,382,503	3,346,043

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$68,443	120,446
Cash - restricted	2,685,771	—
Accounts receivable, less allowance for doubtful accounts of $9,000 at 2005 and $0 at 2004	4,431,736	4,224,481
Inventories	4,933,406	5,001,454
Prepaid expenses	563,913	55,585
Income tax receivable	—	294,680
Deferred tax assets	1,252,522	457,534

Total current assets	13,935,791	10,154,180

Property and equipment, net	13,224,381	15,972,363
Other assets	206,667	223,559

	$27,366,839	26,350,102

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,089,624	3,225,000
Current portion of long-term debt	6,704,703	8,716,562
Current portion of capital lease obligation	58,000	58,000
Accounts payable	3,248,954	3,299,310
Accrued liabilities	1,822,929	1,981,764
Current portion of deferred income	365,724	—
Income tax payable	569,046	—

Total current liabilities	15,858,980	17,280,636

Capital lease obligation, net of current portion	285,173	314,935
Deferred tax liability	—	258,647
Deferred income, net of current portion	3,155,894	—

Total liabilities	19,300,047	17,854,218

Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,523,118 at 2005 and 3,441,814 at 2004	5,491,076	5,421,817
Deferred compensation	(136,000)	(170,000)
Retained earnings	2,711,716	3,244,067

Total shareholders’ equity	8,066,792	8,495,844

	$27,366,839	26,350,102

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(532,351)	(1,204,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation related to employee stock grant	34,000	—
Depreciation and amortization	683,892	681,171
Provision for allowance for doubtful accounts	9,000	15,000
Increase in accounts receivable	(216,255)	(409,053)
Decrease (increase) inventories	68,048	(580,494)
Decrease (increase) in prepaid expenses	(508,328)	131,414
Decrease (increase) in income taxes receivable	294,680	(244,978)
Decrease in other assets	16,892	2,326
Decrease in accounts payable	(50,356)	(585,935)
Increase (decrease) in accrued liabilities	(158,835)	335,710
Increase in income taxes payable	569,046	—
Increase in deferred tax asset	(794,988)	—
Increase in deferred income	3,521,618	—
Decrease in deferred tax liability	(258,647)	—

Net cash provided by (used in) operating activities	2,677,416	(1,859,389)

Cash flows from investing activities:
Proceeds from sale of property	2,101,549	—
Additions to property and equipment	(37,459)	(296,377)

Net cash provided by (used in) investing activities	2,064,090	(296,377)

Cash flows from financing activities:
Payments on debt	(2,011,859)	(427,974)
Payments on capital lease obligation	(29,762)	(50,208)
Proceeds (payments) under line of credit	(135,376)	2,479,877
Proceeds from sale of capital stock	69,259	87,379

Net cash provided by (used in) financing activities	(2,107,738)	2,089,074

Net increase (decrease) in cash and cash equivalents	2,633,768	(66,692)
Cash and cash equivalents at beginning of period	120,446	83,094

Cash and cash equivalents at end of period	$2,754,214	16,402

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$452,449	405,862
Income taxes	$400,800	(81,222)

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

(Unaudited)

September 30, 2005

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year.

(2)	Inventories

Inventories at September 30, 2005 and December 31, 2004 consist of:

	2005	2004
Raw materials	$1,520,579	1,743,685
Work-in-process	1,769,676	1,340,801
Finished goods	1,643,151	1,916,968

	$4,933,406	5,001,454

(3)	Segment Data

Business segment sales and operating income (loss) for the three months and nine months ended September 30, 2005 and 2004 and assets at September 30, 2005 and December 31, 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
Swiss American Sausage division	$11,873,479	12,046,245	36,908,043	33,067,227
Royal-Angelus Macaroni division	2,092,234	1,662,039	6,218,842	4,761,947

Total net sales	$13,965,713	13,708,284	43,126,885	37,829,174

Operating income (loss):
Swiss American Sausage division	$(286,424)	(443,843)	(486,400)	(865,926)
Royal-Angelus Macaroni division	(137,086)	(131,710)	(441,134)	(619,334)
Corporate	90,072	179,729	350,576	182,093

Operating income (loss)	$(333,438)	(395,824)	(576,958)	(1,303,167)

	September 30, 2005	December 31, 2004
Identifiable assets:
Swiss American Sausage division	$20,253,257	20,570,546
Royal-Angelus Macaroni division	2,792,064	4,956,193
Corporate	4,321,518	823,363

Total assets	$27,366,839	26,350,102

(4)	Stock-Based Compensation

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

The Company has classified as a current liability $6,145,000 outstanding variable rate demand bonds because they are supported by a letter of credit governed by the credit facility. A default under the credit facility allows the bank to require a cash security deposit from the Company in the amount of the bank’s potential liability under the letter of credit. The Company has also classified as a current liability an equipment loan with General Electric Capital Corporation of $559,703 because the loan contains a cross-default provision with the credit facility, which permits General Electric Capital Corporation to call the loan.

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

The Company’s operating losses and negative operating cash flows for 2004 and the first nine months of 2005 and Comerica Bank’s March 28, 2005 demand for payment of the obligations under the credit facility raise substantial doubt about the Company’s ability to fund its reasonably foreseeable working capital, capital expenditure and debt service requirements and to continue as a going concern. The Company’s ability to fund these cash requirements will require finding a new lender to refinance the credit facility and improvement in the Company’s operating results and operating cash flow.

Comerica Bank has agreed to a forbearance from judicial action which expires no later than December 15, 2005. The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The improvement of its results for the nine months of 2005 over the first nine months of 2004 and the $5,554,246 of net proceeds from the April 13, 2005 sale and leaseback of its pasta buildings are favorable steps directed to meeting the Company’s cash requirements. The Company believes that its efforts will succeed in enabling it to meet its cash requirements and improve its financial position. In August 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(amounts in thousands)
Net sales by division:
Swiss American	$11,874	12,046	36,908	33,067
Royal-Angelus	2,092	1,662	6,219	4,762

Total	$13,966	13,708	43,127	37,829

Sales in thousands of pounds by division:
Swiss American	6,307	6,726	19,260	19,272
Royal-Angelus	3,637	3,210	10,802	9,391

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

Swiss American Sausage Co. Meat Division (“Swiss”)

Sales by the processed meat division increased 12% in dollars but remained about the same in pounds in the 1st nine months of 2005 and decreased 1% in dollars and 6% in pounds in the 3rd quarter of 2005, compared to the same periods of 2004. Sales in dollars increased more or decreased less, proportionately, than sales in pounds because of higher selling prices reflecting higher meat costs. Swiss operated at a $486,400 loss for the 1st nine months of 2005 compared to a $865,926 loss for the 1st nine months of 2004, and at a $286,424 loss for the 3rd quarter of 2005 compared to a $443,843 loss for the 3rd quarter of 2004. The principal causes of Swiss’s losses were increased plant labor, health insurance, meat and utility costs, the continuing high level of workers’ compensation cost and the failure of increasing selling prices to recover the increased costs. Swiss reduced its losses in the 1st nine months and third quarter of 2005 compared to the same periods of 2004 because of increased selling prices. But the selling price increases were still inadequate to produce operating profits. Swiss has been attempting to raise its selling prices to fully reflect its costs but is constrained by competition and resistance to price increases.

Royal-Angelus Macaroni Company Pasta Division (“Royal”)

The pasta division’s sales increased about 31% in dollars and 15% in pounds in the 1st nine months of 2005 and increased 26% in dollars and 13% in pounds in the 3rd quarter of 2005, compared to the same periods of 2004. The percentage increases were higher in dollars than in pounds because of higher selling prices reflecting an increased proportion of sales of value-added products. Royal operated at a $441,134 loss for the 1st nine months of 2005 compared to a $619,334 loss for the 1st nine months of 2004 and a $137,086 loss for the 3rd quarter of 2005 compared to a $131,710 loss for the 3rd quarter of 2004. The major cause of the decreased operating loss for the 1st nine months of 2005 was the increased average selling prices. Royal failed to operate at a profit in the 1st nine months or 3rd quarter of 2005 because of increased plant labor, flour, health insurance and utility costs and a continuing high level of workers’ compensation expense.

The Company

Company sales were up 14% in the 1st nine months of 2005 compared to the 1st nine months of 2004 and were up 2% in the 3rd quarter of 2005 compared to the 3rd quarter of 2004. The Company incurred a net loss of $532,351 for the 1st nine months of 2005 compared to a net loss of $1,204,550 a year ago and a net loss of $211,060 for the 3rd quarter of 2005 compared to a net loss of $545,091 a year ago. Both divisions contributed to the increases in sales and decreases in losses in both periods, except that in the 3rd quarter of 2005 Swiss’s sales were down 1% and Royal’s loss was up 4%. The Company’s gross margins for the 1st nine months and 3rd quarter of 2005 were 5.1% and 4.0%, respectively, compared to 3.7% and 2.9% a year ago. Company margins increased because margins at both divisions increased as a result of increased selling prices.

General and administrative expense was up $124,003 for the 1st nine months of 2005 and up $56,624 in the 3rd quarter of 2005, compared to the same periods in 2004, primarily due to increased clerical, payroll and health insurance costs in both periods and an increase in audit fees partially offset by a decrease in bank charges in the 3rd quarter. Distribution expense was down $27,997 for the 1st nine months but up $41,164 for the 3rd quarter compared to the same periods in 2004. The decrease for the nine months was caused by decreased salesman payroll, advertising and freight, partially offset by higher pension and insurance costs and commissions. The increase for the 3rd quarter resulted from higher salesman payroll, pension and freight costs, partially offset by lower advertising, insurance and commissions. The higher pension costs resulted from accruing a 3rd quarter SEP-IRA contribution for 2005 but not for 2004. Freight was higher in the 3rd quarter because of increased fuel costs. Net interest expense and other financing costs increased $221,769 for the 1st nine months of 2005 and increased $10,274 for the 3rd quarter of 2005 because of the financing costs of the bank’s forbearance requirements and of seeking new financing (see Liquidity and Capital Resources below), partially offset by lower interest costs in the 3rd quarter because of the repayment of loans in April 2005. Other income increased because of amortization of the gain on the sale of the two pasta buildings.

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

The line of credit was payable on demand, was subject to annual review, and bears interest at a variable annual rate which is 1.25% over the bank’s “Base Rate.” At September 30, 2005 the Base Rate was 6.75% per annum. The maximum amount of the line of credit is the lesser of $3,500,000, or 30% of eligible inventories plus 80% of eligible receivables, with a limit of $1,000,000 for inventories, determined monthly. At September 30, 2005, the Company had $3,089,625 of borrowings outstanding under the line of credit, with $410,375 of borrowings available.

As part of the credit facility, on December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by a $6,378,750 letter of credit issued by Comerica. At September 30, 2005, the outstanding balance of the bonds was $6,145,000. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 3.91% per annum at September 30, 2005. The Company must make monthly interest payments on the new bonds and monthly principal payments into a sinking fund used annually to reduce the aggregate outstanding principal of the new bonds. The monthly principal payments for the first 5 years began at about $12,900 and are currently about $15,000 with annual increases calculated to amortize the bonds over 20 years. The monthly principal payments and amortization after the first 5 years are subject to agreement between the Company and Comerica. The Company pays a 1.25% per annum fee on the amount of the letter of credit and fees of the bond indenture trustee estimated at 0.35% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,378,750 letter of credit expires December 30, 2008 and Comerica is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

Also as part of the credit facility, the bank made four loans to the Company in 1999 for the meat plant, a $1,280,000 real estate loan in December 1999 and three equipment loans totalling $2,614,788 in July, September and December 1999. The December 1999 equipment loan was repaid in 2004. In addition, the bank has issued two letters of credit totalling $1,283,263 supporting the Company’s obligations to bear the costs of settling workers’ compensation claims for 2004 and 2005.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures, and real property, none of which is otherwise encumbered. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, purchase or disposal of assets, borrowing, granting security interests, and changes of management and contains financial covenants requiring, at the end of each month, a tangible net worth greater than $9,300,000; a debt to tangible net worth ratio of not more than 2 to 1; cash flow coverage not less than 1.06 to 1; and a quick ratio of cash and account receivables to current liabilities of 0.5 to 1. The Company was in default under all of the financial covenants at September 30, 2005.

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

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The following table shows the payments due under the ten year lease in the specified periods:

	Three Months Ending December 31, 2005	Year Ending December 31,				Thereafter
		2006	2007	2008	2009
Lease Obligation	$118,629	485,190	499,746	514,743	530,184	3,069,859

Under the terms of the forbearance, the net proceeds from the sale of the two pasta buildings of $5,554,246 (after applying $23,726 to pro-rated rent and $120,000 to a security deposit under the lease) were applied $1,649,316 to retire the real estate and two equipment loans, $1,217,244 to reduce the balance of the line of credit, $2,682,785 to deposit with the bank cash collateral to secure liabilities under the credit facility, primarily the Company’s liabilities with respect to the outstanding letters of credit and $4,901 to accrued interest. The deposit plus a small amount of accrued interest is shown on the September 30, 2005 balance sheet as restricted cash. It is a current asset because the letters of credit secure the demand bonds which are a current liability and workers’ compensation claims which may be payable in less than twelve months and because on or before the December 15, 2005 expiration of the bank’s forbearance, the deposit will likely either be released or applied to obligations of the Company.

Because the bank’s forbearance expires no later than December 15, 2005, the Company’s variable rate demand bonds are reflected as current liabilities rather than long-term debt in the September 30, 2005 financial statements.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate and payable in equal monthly payments of principal plus interest. Because a cross-default provision in the loan results in the loan being in default when the credit facility is in default, the $559,703 balance of the loan is reflected as a current liability rather than as long-term debt in the September 30, 2005 financial statements.

Cash increased $2,633,768 in the 1st nine months of 2005, primarily due to the net proceeds from the sale of the pasta buildings. Operating activities provided $2,677,416 of cash primarily from depreciation and amortization, decreases in inventories and income taxes receivable, and increases in income taxes payable and deferred income, partially offset by the loss, increases in accounts receivable, prepaid expenses and deferred tax asset and decreases in accrued liabilities and deferred tax liability. The deferred income and tax account changes resulted primarily from the gain on the sale of the two pasta buildings, which must be amortized over 10 years because a sale and leaseback was involved, but is fully taxable. Inventories decreased slightly despite increasing sales. Investing activities provided $2,064,090 of cash from the sale of the pasta buildings and financing activities used $2,107,738 of cash primarily the repayment of debt.

In April 2005, the Company accepted a preliminary proposal from a new lender to refinance the credit facility, which was withdrawn in June 2005. In August 2005 the Company accepted a preliminary proposal from another lender to refinance the credit facility, which is currently pending. The preliminary proposal is not a commitment and the Company may be unable to find a new lender to refinance the credit facility. The terms of the pending proposal generally provide the Company with a $13,500,000 credit facility covering: a line of credit with a maximum amount of $5,500,000 (increasing to $6,000,000 over 10 quarters if a 1.1:1 debt service coverage is maintained) but limited to 85% of eligible accounts receivable and 50% of eligible inventories, with a limit of $2,700,000 for inventories; and letters of credit of $6,100,000 to support the demand bonds and $1,400,000 to support workers’ compensation insurance. The line of credit would bear interest at the annual rate of 1.0% over the lender’s base rate. Fees on outstanding letters of credits would be 1.5% per annum. In addition, there is a 0.25% per annum fee on the unused portion of the maximum amount of the line of credit. The line of credit would have a term of three years and the letters of credit 18 months. The facility would be secured by all of the Company’s assets and the $1,400,000 of letters of credit by cash deposits.

The Company is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. The improvement of the Company’s results for the first nine months of 2005 over the first nine months of 2004 and the $5,554,246 of net proceeds from the April 13, 2005 sale and leaseback of its pasta buildings are favorable steps directed to meeting the Company’s cash requirements. The Company believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and obtain a new lender to refinance the credit facility.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At September 30, 2005, the Company had a $9,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at September 30, 2005, will not have a material effect on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loan bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $62,000. Assuming an average bank line of credit balance of $3,000,000 plus $550,000 average principal balance on the equipment loan, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $35,500.

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

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st nine months of 2005 under its stock repurchase program.

During the 1st nine months of 2005, the Company sold 81,304 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan. From inception of the Plan through September 30, 2005, employees have purchased a total of 894,664 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st nine months of 2005.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 3rd quarter of 2005, except 10,000 shares purchased by Santo Zito, Vice President and General Manager and director.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed with this report: Exhibit 31 — Section 302 Certifications; and Exhibit 32 — Section 906 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2005	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and Chief Financial Officer