Form 10-K
period 2005-12-31
PROVENA FOODS INC
filed 2006-03-31
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

The aggregate market value of Provena Foods Inc. Common Stock held by non-affiliates as of March 22, 2006 was $3,958,060.

The number of shares of Provena Foods Inc. Common Stock outstanding on March 22, 2006 was 3,565,820.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or a non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒

PROVENA FOODS INC.

2005 FORM 10-K ANNUAL REPORT

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

Risk Factors

Among the factors that could materially adversely affect the business, financial condition or results of operations of Provena Foods Inc. (the “Company”) are the following:

Workers’ Compensation Claims. Beginning in 2003, the annual cost of being fully insured against workers’ compensation claims became prohibitive. To reduce costs, the Company elected to purchase modified workers’ compensation insurance under which the insurance company administers the claims and the Company bears the total cost of the claims. Under the modified insurance, each year the Company records as workers’ compensation expense an estimate of the future cost of settling claims for that year. The Company remains at risk that the cost of settlement of all claims for any year in which the Company had modified insurance may materially exceed the Company’s estimate. See Workers’ Compensation below.

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

Swiss American Sausage Co. Meat Division

During the years ended December 31, 2005 and 2004, sales by Swiss accounted for 85.91% and 87.15%, respectively, of the Company’s net sales. Swiss’s slightly lower proportion of Company sales in 2005 resulted from sales at Swiss increasing proportionately less than sales at Royal. The Company’s processed meat products are sold primarily to pizza restaurant chains, pizza processors and food service distributors. Pizza processors produce prepared pizza which is sold primarily as frozen pizza in food markets. Food service distributors supply food to delicatessens, restaurants and other retail businesses offering prepared food. The Company’s meat products are sold nationally, but most of its sales are made to customers located in the Western United States. The Company does not have supply agreements with its major customers, many of whom purchase some of their meat products from other suppliers.

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

Royal-Angelus Macaroni Company Pasta Division

During the years ended December 31, 2005 and 2004, sales by Royal-Angelus accounted for 14.09% and 12.85%, respectively, of the Company’s net sales. Royal’s higher proportion of Company sales in 2005 resulted from sales at Royal increasing proportionately more than sales at Swiss. The Company sells its pasta products primarily to food processors and canners, private label customers, food service distributors, and specialty food distributors.

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

The Company’s pasta products are produced at its plant in Chino, California. The plant comprises two leased buildings, one occupied 100% by the Company and a second currently occupied 40% by the Company and subleased 60% to a tenant through March 2007. The pasta plant has a theoretical production capacity estimated at 50,000,000 pounds per year.

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

Marketing and Distribution

The Company’s processed meat and pasta products have been marketed primarily by the Company’s management personnel, food brokers, and two full-time salaried sales people. Because the Company sells most of its processed meat and pasta products to customers who either further process the products before they reach the consumer or sell the products under private labels, the Company does not advertise its products in a manner designed to reach the ultimate consumer.

Dependency on a Limited Number of Large Customers

A substantial portion of the Company’s net sales has in recent years resulted from sales to a few customers. See Note 11 of Notes to Financial Statements. The Company does not enter into continuing sales contracts with its customers, and has different major customers from time to time. The following table shows, by division and for the Company, the percentage of sales represented by the Company’s largest customers for the year ended December 31, 2005:

Division	Number of Customers	Division Sales %	Company Sales %
Swiss American	3	53%	46%
Royal-Angelus	3	27%	4%

Totals	6		50%

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

Employees

As of December 31, 2005, the Company employed 248 full-time employees, 181 in production at Swiss in Lathrop, California, 49 in production at Royal-Angelus in Chino, California, 10 in clerical and office functions, 3 in sales activities, and 5 in management activities.

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

Workers’ Compensation

In 2002, the Company’s workers’ compensation cost was $710,277, and the Company was fully insured. Since 2002, the Company has purchased modified workers’ compensation insurance because the cost to be fully insured was prohibitive. Under the modified workers’ compensation insurance, the insurance company administers the claims for a fee and the Company bears the total costs of settling claims. The administrative fee was $609,012 for 2003, $704,460 for 2004 and $661,948 for 2005 and is $364,386 for 2006. In addition, the insurance company has required a cash deposit or a letter of credit in the amount of the insurance company’s estimate of the costs of settling claims, to ensure the Company’s payment of the costs. The amount is adjusted from time to time upward or downward as the estimate changes. The Company has deposited $864,814, $588,989 of which has been used to pay costs, for 2003 and has a $1,100,000 ($1,217,614 at December 31, 2005) letter of credit and cash deposits totalling $100,000 for 2004, 2005 and 2006. The Company purchased an insurance policy for $37,476 covering claims in excess of $1,171,119 for 2006.

Wells Fargo Bank issued the $1,100,000 letter of credit and charges 1.5% per annum on the amount of the letter of credit. The Company’s workers’ compensation expense for each year under the modified insurance is the sum of the administrative fee, the costs of settling claims for the year and an estimate of the future costs of settling claims for the year, adjusted for any increase or decrease in the estimated future costs of settling claims for any prior year, but limited to $1,171,119 for 2006 under the insurance policy.

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

The Company’s pasta production plant, owned by the Company until April 2005 when the Company completed a sale and leaseback of the plant, is an approximately 44,000 square foot facility located in Chino, California, occupied by the Company since 1987 and an adjacent approximately 44,000 square foot building purchased by the Company in 1995 and occupied 40% by the Company and subleased 60% to a cold storage manufacturer through March 2007. The Chino plant has a theoretical production capacity estimated at 50,000,000 pounds annually. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “PZA”. The following table sets forth high and low prices as traded on the American Stock Exchange:

	Quarter of Fiscal Year Ended December 31
		First	Second	Third	Fourth
2004	High	$1.53	1.54	1.14	1.45
	Low	1.24	1.15	0.40	1.25

2005	High	0.97	1.32	1.13	1.37
	Low	0.75	0.75	0.62	0.92

The closing price on December 31, 2005 was $1.01.

Common Stock

The Company’s Articles of Incorporation as amended authorize the Company to issue up to 10,000,000 shares of common stock, without par value. The Company is not authorized to issue any class or series of shares except shares of common stock. At December 31, 2005 the Company had issued and outstanding 3,546,345 shares held by approximately 165 shareholders of record. In addition, the Company estimates that there are approximately 450 shareholders holding shares in street or nominee names.

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company commenced paying quarterly cash dividends in March 1988 and paid a dividend every quarter through the second quarter of 2001. A covenant under the Company’s credit facility with Wells Fargo Bank currently prohibits dividends without the bank’s consent. The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, the bank’s consent and other factors deemed relevant by the Board.

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

Under the 1988 employee stock purchase plan, in 2005 employees purchased 104,531 newly issued shares at an average price of $0.87 per share. Employees have purchased a total of 918,091 shares under the plan through December 31, 2005, at an average price of $2.24 per share. Under the plan, non-union employees employed at least 6 months, other than officers and directors, may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. Under the plan, employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and accumulate at a rate of about $90,000 per year.

See Stock Grant Plan under Item 11. Executive Compensation for information on the Company’s Stock Grant Plan.

No shares were purchased by exercise of Incentive Stock Options in 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below under the headings Statement of operations data and Balance sheet data as of and for each of the years in the five-year period ended December 31, 2005 is derived from the financial statements of the Company, which financial statements have been audited by KPMG LLP, independent registered public accounting firm, through December 31, 2003 and by Cacciamatta Accountancy Corporation, independent registered public accounting firm, for the years ended December 31, 2004 and 2005. The selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the balance sheets as of December 31, 2005 and 2004 and the statements of operations, shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2005, included in a separate section at the end of this report beginning on Page F-1. Financial reports are the responsibility of management, and are based on corporate records maintained by management, which maintains an internal control system, the sophistication of which is considered in relation to the benefits received.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands except per share data)
Statement of operations data:
Net Sales	$59,150	51,810	43,188	37,977	36,007
Cost of sales	55,611	49,818	39,348	33,571	33,295

Gross profit	3,539	1,992	3,840	4,406	2,712

Distribution, general and administrative expenses	3,709	3,676	3,463	3,239	2,897

Operating income (loss)	(170)	(1,684)	377	1,167	(185)

Interest income (expense), net	(580)	(564)	(618)	(522)	(690)
Other income, net	42	261	258	266	292

Earnings (loss) before income taxes	(708)	(1,987)	17	911	(583)

Income tax expense (benefit)	(256)	(757)	(1)	353	(313)

Net earnings (loss)	$(452)	(1,230)	18	558	(270)

Earnings (loss) per share:
Basic	$(.13)	(.38)	.01	.18	(.09)

Diluted	$(.13)	(.38)	.01	.18	(.09)

Cash dividends paid per share	$—	—	—	—	.06
Weighted average number of shares outstanding (1):
Basic	3,396	3,262	3,184	3,120	3,064

Diluted	3,396	3,262	3,184	3,120	3,064

Balance sheet data (end of period):
Working capital (deficit)	$3,392	(7,126)	2,115	253	(491)
Property and equipment (net)	13,027	15,972	16,464	15,587	16,129
Total assets	25,420	26,350	25,187	22,021	22,394
Long-term debt and capital lease obligation, including current portion	6,996	9,089	9,715	6,885	6,850
Shareholders’ equity	8,169	8,496	9,613	9,515	8,881

(1)	The Company sold shares under its employee stock purchase plan in the years as shown:

2005	2004	2003	2002	2001
104,531	82,108	62,619	57,571	54,507

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a specialty food processor operating two well-established divisions, the Swiss meat division and the Royal pasta division. Both divisions have their operations in California. Both operate plants that are capital intensive, requiring heavy investments in property and equipment. Both are in competitive industries, often experiencing long periods of intense competition when their industry develops an over-capacity. Both have many competitors that are larger and have greater financial resources than the Company. Both can be affected by contemporary health considerations, such as mad cow disease and the Atkins diet.

Company sales increased 14% in 2005 from 2004 but the Company suffered a substantial net loss of $451,881 in 2005 after a material net loss of $1,229,855 in 2004. The losses resulted from a substantial operating loss at Royal and a low operating profit at Swiss in 2005 and operating losses at both divisions in 2004. Swiss’s low operating profit in 2005 and operating loss in 2004 resulted from its inability to increase its selling prices sufficiently to compensate for increased costs, in spite of increasing its average selling prices in 2004 and 2005. Royal has been experiencing a long period of operating losses from intense competition, but its operating loss in 2005 was its smallest annual operating loss in five years. There have been indications that the over-capacity and intense competition in the pasta industry might be diminishing. Contributing to the losses of both divisions is the high level of workers’ compensation costs since 2002.

Because of the loss in 2004, Comerica Bank, the Company’s primary lender, demanded to be replaced in 2005 and was replaced by Wells Fargo Bank in December 2005. The Company has also sold and leased back its pasta buildings in 2005 in order to increase its liquidity. See Liquidity and Capital Resources and Credit Facility below.

Results of Operations

The following table sets forth operating data for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Net sales	$59,151	100.0%	$51,810	100.0%	$43,188	100.0%
Cost of sales	55,612	94.0	49,818	96.2	39,348	91.1

Gross profit	3,539	6.0	1,992	3.8	3,840	8.9

Distribution, general and administrative expenses	3,709	6.3	3,676	7.1	3,463	8.0

Operating income (loss)	(170)	(0.3)	(1,684)	(3.3)	377	0.9

Interest expense, net	(580)	(1.0)	(564)	(1.1)	(618)	(1.4)
Other income, net	42	0.1	261	0.5	258	0.6

Earnings (loss) before income taxes	(708)	(1.2)	(1,987)	(3.8)	17	0.0

Income tax expense (benefit)	(256)	(0.4)	(757)	(1.5)	(1)	(0.0)

Net earnings (loss)	$(452)	(0.8)%	$(1,230)	(2.4)%	$18	0.0%

Sales in thousands of pounds by division

Swiss American	26,795	25,798	24,461
Royal-Angelus	14,361	12,634	10,898

Comparison of Years Ended December 31, 2005 and 2004

In 2005, Company net sales of $59,151,000 were up 14% from 2004 sales of $51,810,000. Both divisions contributed to the increase in sales. The Company recorded a net loss of $452,000 for 2005 compared to a net loss of $1,230,000 for 2004. The reduction in the net loss from 2004 to 2005 resulted from Swiss improving from an operating loss to a small operating profit in 2005 and a reduction in Royal’s operating loss from 2004 to 2005.

The meat division’s sales were up about 13% in dollars and 4% in pounds and it operated at a $115,012 profit for 2005 compared to a $1,120,000 loss for 2004. Swiss’s sales for the 4th quarter of 2005 were up 15% in both dollars and pounds from the 4th quarter of 2004. Swiss’s sales in dollars and in pounds have increased each year since its meat plant was completed in 1999. Its disappointing profit of $115,000 in 2005 and material loss of $1,120,000 in 2004 compared to operating profits of $680,000 in 2003 and $1,547,000 in 2002 were caused primarily by increased plant labor, health insurance, utility and meat costs. Swiss’s margins increased from 3.6% to 5.5% for the year and from 4.0% to 8.1% for the 4th quarter, primarily due to selling prices starting to catch up to meat costs.

The pasta division’s sales increased about 25% in dollars and 14% in pounds and it operated at a $468,000 loss in 2005 compared to a $738,000 loss in 2004. The pasta division’s sales for the 4th quarter of 2005 were up 11% in dollars and 10% in pounds from the same quarter of 2004. The greater increases in sales in dollars than in pounds reflect the production of a higher proportion of premium packaged goods. Royal’s margins for the year and 4th quarter of 2005 were 9.0% and 9.8%, respectively, compared to 5.8% and 15.7% a year ago. Royal margins were up for the year because of an increased proportion of sales of premium packaged products and improved plant utilization on higher sales, but were down slightly for the 4th quarter because the Company made a contribution to the SEP-IRA plan for 2005 but not for 2004. Royal’s loss in 2005 was its smallest annual operating loss in 5 years, but its return to profitability is hampered by high plant labor, flour, health insurance, utility and workers’ compensation costs. Royal’s second long-goods line produces high quality goods faster and more efficiently than Royal’s original line and contributed to the improvement of Royal’s operating results in 2005.

The Company’s gross profit for 2005 was $3,539,000 or 6.0% of net sales compared to $1,992,000 or 3.8% of net sales in 2004. Gross profit increased in dollars and as a percent of net sales primarily because of higher selling prices at Swiss without a commensurate increase in ingredient costs. Gross profit increased at both divisions because of Swiss’s higher selling prices and because of Royal’s increased sales of value-added products and improved plant utilization. Distribution, general and administrative expenses for 2005 were up about 1% from 2004 on a 14% increase in sales. Distribution expenses were down about $51,000, or 3%, due to lower freight and lower salesman payroll for fewer salesmen, partially offset by higher pension expense reflecting the SEP-IRA contribution made for 2005 but not 2004. General and administrative expenses were up about $83,000, or 4%, primarily due to increased clerical payroll for an additional person, increased health insurance costs and the SEP-IRA contribution.

Net interest expense increased in 2005 from 2004 because of higher interest rates on the Company’s borrowings, partially offset by the repayment of term loans and reduced borrowings under the line of credit. Other income, net, decreased in 2005 from 2004 because of consulting and financing fees relating the refinancing of the Company’s credit facility. The income tax benefit decreased because of the smaller loss before income taxes for 2005.

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

Liquidity and Capital Resources

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under a bank line of credit. Comerica Bank provided the Company with a line of credit as part of a credit facility it provided, but because of the loss in 2004, Comerica Bank demanded to be replaced in 2005 and on December 1, 2005 Comerica’s credit facility was replaced with a credit facility with Wells Fargo Bank. See Credit Facility below.

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate - 3.65% + 4.2% = 7.87% at December 31, 2005 - and payable in equal monthly payments of principal plus interest. The second line became operational in the 1st quarter of 2004 and is more modern and expected to produce high quality goods faster and more efficiently than Royal’s other line. With the second long-goods line, the plant has adequate production capacity to meet the foreseeable demand for its products. The two pasta buildings provide ample capacity for possible future expansion.

In 1999, the Company completed the construction of a 85,000 square foot meat plant on a 5.3 acre parcel of land in Lathrop, California, and purchased an adjacent 2 acres for possible future expansion, for a total cost of about $13,225,000. The meat plant has adequate production capacity to meet the foreseeable demand for its products.

Additions to property and equipment were about $89,000 in 2005 and are expected to be about $400,000 in 2006.

In 2005, cash decreased about $118,000. Net cash used by operating activities was about $39,000 consisting primarily of depreciation and amortization, decreases in inventories, income taxes receivable and deferred tax asset and increases in accounts payable, accrued liabilities and deferred income, partially offset by the net loss, increases in accounts receivable, prepaid expenses and other assets and a decrease in deferred tax liability. The increase in other assets resulted primarily from a deferred tax asset. The deferred income and deferred tax asset resulted from the gain on the sale of the two pasta buildings, which must be amortized over 10 years because a sale and leaseback was involved, but is fully taxable. Accounts receivable increased proportionately less than increased sales and inventories decreased slightly because of improved inventory management. Investing activities provided $4,475,000 of cash from the sale of the pasta buildings and financing activities used $4,555,000 of cash for the repayment of debt.

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

No quarterly dividends were paid in 2003, 2004 or 2005. The declaration and timing of future dividends, if any, will depend on the Company’s financial condition and results of operations, compliance with the provisions of its loan agreements, cash flow adequate to satisfy the Company’s obligations and working capital requirements and other factors deemed relevant by the Board.

The Company adopted an employee stock purchase plan in 1988 to provide employees with the incentive of participation in the performance of the Company and to retain their services. Under the plan, employees other than officers and directors may authorize weekly payroll deductions which are matched by the Company and used monthly to purchase shares from the Company at the market price. The weekly payroll deduction is from $5 to $50 for each participant. The matching funds are an expense incurred by the Company, but the plan results in net cash flow to the Company because amounts equal to twice the matching funds are used to purchase shares from the Company. Cash flow to the Company from the plan was $91,109 in 2005. Under the plan, employee contributions plus Company matching funds are used monthly to purchase shares at the market price under the plan and accumulate at a rate of about $90,000 per year.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The following table shows the payments due under the ten year lease in the specified periods:

	Year Ending December 31,					Thereafter
	2006	2007	2008	2009	2010
Lease Obligation	$485,190	499,746	514,743	530,184	546,087	2,523,772

The net proceeds from the sale of the two pasta buildings of $5,554,246 (after applying $23,726 to pro-rated rent and $120,000 to a security deposit under the lease) were applied to Comerica Bank’s credit facility: $1,649,316 to retire a real estate and two equipment loans, $1,217,244 to reduce the balance of the line of credit, $2,682,785 to deposit with the bank cash collateral to secure liabilities under the credit facility, primarily the Company’s liabilities with respect to the outstanding letters of credit and $4,901 to accrued interest.

The Company believes that improvements in the Company’s cash flow and operating results are crucial to the Company’s financial stability and is aggressively pursuing these objectives. To improve cash flow, the Company is directing its efforts toward minimizing inventories, accounts receivable and capital expenditures. To improve operating results which also improve cash flow, Swiss has implemented price increases at the risk of losing sales and Royal has pursued both high volume sales to utilize its excess capacity and sales of value-added products to improve its margins. The Company is attempting to minimize the number of its employees in spite of increasing sales and is reducing the number of its workers’ compensation claims through injury prevention programs, which should reduce future workers’ compensation costs. The Company has made some progress in achieving these goals with the improvement in its operating results from 2004 to 2005

Credit Facility

On December 1, 2005, the Company obtained a new $13,439,427 credit facility from Wells Fargo Bank, National Association replacing the Company’s Comerica Bank credit facility. The new credit facility generally provided: a line of credit of up to $6,000,000 and letters of credit of $6,221,813 to support the Company’s $6,145,000 of outstanding variable rate demand bonds and $1,217,614 to support the Company’s workers’ compensation insurance reimbursement obligations.

The line of credit has a term ending December 30, 2008 and bears interest at a variable annual rate of 0.5% over the bank’s base rate, increasing by 0.5% if the Company’s profit for 2006 is less than $220,000 and increasing by 3% if the Company is in default, with a minimum interest of $16,000 per month. In addition, there is a 0.25% per annum fee on the unused portion of the maximum amount of the line of credit. The maximum amount of the line of credit is $5,500,000 (increasing to $6,000,000 over 10 quarters if a 1.1:1 debt service coverage is maintained), reduced by two cumulative reserves, a real estate reserve of up to $8,000 per month and a bond letter of credit reserve of up to $544,000 per year, but limited to 85% of eligible accounts receivable plus 49% of eligible inventories, with limits of $2,700,000 for inventories, $1,300,000 for work-in-process inventories and $150,000 for pasta inventories. At December 31, 2005, the base rate was 7.25%, the Company had $672,834 of borrowings outstanding under the line of credit and the maximum amount of the line of credit was $5,118,000, which was within the accounts receivable and inventory limits.

The $1,217,614 letter of credit issued to support the Company’s workers’ compensation insurance reimbursement obligations has been reduced to $1,100,000, bears a fee of 1.5% per annum of the amount of the letter of credit, and expires 18 months from the date of issuance, but no later than December 30, 2008 (see Workers’ Compensation under Item 1, Business).

On December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture initially supported by a $6,378,750 letter of credit issued by Comerica and currently supported by the $6,221,813 letter of credit issued by Wells Fargo. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 4.41% per annum at December 31, 2005. The Company must make monthly interest payments on the bonds and the following annual principal payments on February 1 of each year: $170,000 for 2006, $180,000 for 2007, $190,000 for 2008, $205,000 for 2009 nd $220,000 for 2010. The principal payments after the next 5 years are subject to agreement between the Company and Wells Fargo. The Company pays a 1.5% per annum fee on the amount of the letter of credit, increasing to 3.5% if the Company is in default under the credit facility, and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,221,813 letter of credit expires December 30, 2008 and Wells Fargo is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures and the Company’s meat plant, none of which is otherwise encumbered. In addition, the workers’ compensation letter of credit is secured by a cash deposit in the face amount thereof. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $200,000 through June 30, 2006 and $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at December 31, 2005.

Under the terms of the credit facility, the Company is required to continue to use the business consulting services of Kibel Green Inc., originally engaged at Comerica’s request, until the Company has 4 consecutive profitable quarters. Kibel Green received a $100,795.70 finders fee in connection with the closing of the credit facility. In addition, the Company is paying the bank a $135,000 origination fee in three annual installments beginning with the closing and a facility fee of $25,000 per year the 1st and 2nd year after the closing.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for doubtful accounts by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At December 31, 2005, the Company had no allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at December 31, 2005, will not have a material effect on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loans bear variable rates of interest (see Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 4 of Notes to Financial Statements) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $60,000. Assuming an average bank line of credit balance of $1,500,000, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $15,000. The Company believes that the carrying values of the amounts owed under the variable rate demand bonds, the bank line of credit and the equipment loans approximate the fair values, due to the associated variable rates.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, principal position for the past five years and other relevant information for each of the current directors and executive officers of the Company is as follows:

Theodore L. Arena, age 63, has been the General Manager of the Company’s Swiss American Sausage Co. meat division since 1976, the President and a director of the Company since 1985, the Chief Executive Officer since 1998 and Chairman of the Board since 2004.

Ronald A. Provera, age 68, has been the secretary of the Company since 1972, was a director from 1972 to 2004 and was the General Manager of Sav-On Food Co., the Company’s distribution business, from its formation in 1960 until its liquidation in 1991. He is currently providing sales support to the Company’s Royal-Angelus Macaroni Company pasta division.

Santo Zito, age 69, has been the Company’s plant engineer since 1976, and a vice president and director of the Company since 1972. He is currently the General Manager of the pasta division. He is a member of the option committee.

Thomas J. Mulroney, age 61, has been the Company’s chief accountant since 1976, the Chief Financial Officer since 1987, a vice president since 1991, and was a director from 1992 to 2004.

Joseph W. Wolbers, age 76, has been a director of the Company since 1990. He retired in 1989 as a vice president of First Interstate Bank where he had been employed since 1950. He is a member of the audit committee.

John M. Boukather, age 69, is a management consultant. He was the Director of Operations of PW Supermarkets from 1993 to 1994, Vice President, Retail Sales, of Certified Grocers of California, Ltd. from 1992 to 1993 and president of Pantry Food Markets from 1983 to 1987. He has been a director of the Company since 1987. He is a member of the audit committee.

William A. West, Jr., age 68, is a Registered Representative of Stiteler Investments, Inc. of Phoenix, Arizona. He was the Treasurer of the State of Arizona from 1991 to 1999 and an Arizona State Senator from 1983 to 1989. He is the father of Santo Zito’s son-in-law.

Louis A. Arena, chairman of the audit committee, a director of the Company since 1972 and general manager of the pasta division from 1975 until his retirement in 1989, died on January 6, 2006.

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

Name and Position	Year	Annual Salary	SEP-IRA Contributions	Cash Bonus
Theodore L. Arena,	2005	$128,095	26,714	50,000
Chief Executive Officer	2004	128,115	—	—
	2003	129,628	25,076	37,542

Ronald A. Provera,	2005	125,630	18,845
Secretary	2004	128,737	—
	2003	130,536	19,500

Santo Zito,	2005	131,609	20,012
Vice President	2004	131,263	—
	2003	133,415	19,528

Thomas J. Mulroney,	2005	125,401	18,810
Chief Financial Officer	2004	125,403	—
	2003	127,807	19,171

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

Simplified Employee Pension Plan

In 1988, the Company adopted a Simplified Employee Pension-Individual Retirement Accounts (“SEP-IRA”) plan and executed SEP-IRA Agreements with Wells Fargo Bank, N.A. and Dean Witter Reynolds Inc. (now Morgan Stanley), covering all employees at least 18 years old who have worked at least six months and earned at least $300 during the year, except certain union employees. Union plant employees at both divisions do not participate in the SEP-IRA plan under the terms of their current collective bargaining agreements.

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

For 2005, the Company contributed $426,812 to IRA’s under the plan, but made no contribution for 2004.

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

Options may no longer be granted under the plan. No options were exercised in 2005. At December 31, 2005, outstanding options to purchase shares at $2-9/16 per share were held 91,458 by Theodore L. Arena and 15,653 by Thomas J. Mulroney. All outstanding options are exercisable at a price which exceeds the 2005 year end stock market closing price of $1.01 per share.

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

On February 26, 2004, the Company granted and issued the 150,000 shares to Mr. Arena when the market price of the Company’s shares was $1.36 per share. The shares have full voting power and participate in dividends, but only 1/6 of the shares vested immediately and the balance will vest ratably over the next five years, contingent on Mr. Arena’s continued employment with the Company. The shares have been listed on the American Stock Exchange but have not been registered under the Securities Act of 1933, relying on the exemption under Section 4(2) of the act for transactions not involving any public offering. The $204,000 market value of the 150,000 shares on the date of grant is taxable income to Mr. Arena and an income tax deduction to the Company in 2004 and will be compensation expense recognized by the Company ratably over the vesting period. Mr. Arena was paid $57,900 in 2002, $37,542 in 2003 and $50,000 in 2005 as cash bonuses to cover the income taxes he incurs from receipt of the shares.

Compensation of Directors

Directors who are not officers or employees are paid a fee of $1,500 for each board meeting, shareholders’ meeting or board committee meeting attended in person and $250 for each meeting other than a shareholders’ meeting attended by telephonic conference call.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management Stock Ownership

The following table sets forth, for each officer, director and 5% shareholder of the Company and for all officers and directors as a group (8 persons), the number and percent of outstanding shares of common stock of the Company owned on December 31, 2005.

	Shares Beneficially Owned
	Without Options(6)		Options Exercised(7)
Name or Category(1)	Number	Percent	Number	Percent
John D. Determan (2)	335,327	9.5%	335,327	9.2%
Theodore L. Arena	298,990	8.4%	390,448	10.7%
Ronald A. Provera (3)	322,330	9.1%	322,330	8.8%
Santo Zito	397,530	11.2%	397,530	10.9%
Thomas J. Mulroney (4)	28,338.8%		43,991	1.2%
Louis A. Arena (5)	263,030	7.4%	263,030	7.2%
John M. Boukather	3,173.1%		3,173.1%
Joseph W. Wolbers	12,250.3%		12,250.3%
William A. West, Jr.	50,300	1.4%	50,300	1.4%
Officers and Directors	1,375,941	38.8%	1,483,052	40.4%
Shares Outstanding	3,546,345	100%	3,653,456	100%

(1)	The address for each person is c/o Provena Foods Inc., 5010 Eucalyptus Avenue, Chino, California 91710.
(2)	Shares not included in the shares of all officers and directors as a group.
(3)	Includes 320,930 shares held by the family trust of Ronald A. Provera and his wife, Madelyn M. Provera.
(4)	Includes 3,800 shares owned by Marsha Mulroney, wife of Thomas J. Mulroney.
(5)	Louis A. Arena, a shareholder and director of the Company from its inception and chairman of the audit committee, died January 6, 2006.
(6)	Excludes options under the Company’s Incentive Stock Option Plan to Theodore L. Arena to purchase 91,458 shares, to Thomas J. Mulroney to purchase 15,653 shares and to all officers and directors as a group to purchase 107,111 shares.
(7)	The options of Messrs. Arena, Mulroney and the group are deemed exercised.

No other person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the year 2005, except 10,000 shares purchased by Santo Zito, Vice President and General Manager and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions with related parties required to be disclosed under the above caption in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cacciamatta Accountancy Corporation is the Company’s independent auditors and is expected to continue in this capacity for the current year. Representatives of Cacciamatta Accountancy Corporation have indicated that they intend to be present at the Annual Meeting and will have an opportunity to address the shareholders and respond to appropriate questions.

The aggregate fees billed for services rendered by Cacciamatta Accountancy Corporation to the Company for 2005 are as follows:

Audit Fees. Cacciamatta Accountancy Corporation’s audit and quarterly review fees for 2005 were $114,000.

Audit-Related Fees. No audit-related fees were billed by Cacciamatta Accountancy Corporation for 2005.

Tax Fees. No fees for tax advice were billed by Cacciamatta Accountancy Corporation for 2005.

All Other Fees. No other fees were billed by Cacciamatta Accountancy Corporation for 2005 for products or services.

The policies and procedures of the Audit Committee with respect to the engagement of the Company’s independent auditors to render audit or non-audit services are that the services are not performed until the Audit Committee has discussed with the auditors the services to be rendered, received estimates of the fees for the services and approved the engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Financial Statements and Schedule filed with this report are in a separate section at the end of this report beginning with the Index to Financial Statements and Schedule on page F-1.

Exhibits

3.7	Bylaws of the Company, as in effect on January 16, 1989 (1), (3)

3.8	Amended and restated Articles of Incorporation of the Company as filed with the California Secretary of State on June 17, 1987 (2)

3.9	Amendment to Articles of Incorporation of the Company re Liability of Directors and Indemnification as filed with the California Secretary of State on January 17, 1989 (6)

3.10	Amendment to Bylaws of the Company re Liability of Directors and Indemnification effective January 17, 1989 (6)

3.11	Amendment to Bylaws of the Company re Annual Meeting in April (7)

3.12	Amendment to Bylaws of the Company re relocating Principal Executive Office to Chino, California (8)

3.13	Amendment to Bylaws of the Company re President as Chief Executive Officer (10)

4.3	Form of Certificate evidencing common stock (8)

10.2	1987 Incentive Stock Option Plan, as amended to date (1)

10.20	1988 Stock Purchase Plan of the Company (4)

10.22	Dean Witter Simplified Employee Pension Plan Employer Agreement dated August 8, 1988 (5)

10.23	Wells Fargo Bank Simplified Employee Pension Plan Adoption Agreement dated July 18, 1988 (5)

10.54	Collective Bargaining Agreement dated April 1, 2002 between Swiss and United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC (12)

10.55	Collective Bargaining Agreement dated October 2, 2002 between Royal and United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC (12)

10.58	Promissory Note for $866,750 dated October 28, 2003 between the Company and General Electric Capital Corporation (13)

10.60	Indenture of Trust dated December 1, 2003 between the Company and U.S. Bank National Association (13)

10.61	Series 2003A Supplement dated December 1, 2003 between the Company and U.S. Bank National Association (13)

10.62	Offering and Remarketing Agreement dated December 1, 2003 between the Company and RBC Dain Rauscher, Inc. (13)

10.64	Notice of Restricted Stock Award and Restricted Stock Agreement dated February 26, 2004 between the Company and Theodore L. Arena (13)

10.67	Standard Industrial/Commercial Single-Tenant Lease - Net dated March 11, 2005 between the Company and Eucalyptus Avenue, LLC, a California Limited Liability Company and the John M. Meindl and Suzanne S. Meindl Trust Dated September 29, 1997 (15)

10.68	Standard Sublease dated March 18, 2005 between the Company and R-Cold, Inc. (15)

10.69	Credit and Security Agreement dated November 30, 2005 between the Company and Wells Fargo Bank National Association (16)

10.70	Reimbursement Agreement dated November 30, 2005 between the Company and Wells Fargo Bank National Association (16)

14.1	1989 Ethics Policy (13)

14.2	2004 Code of Conduct and Ethics (14)

23.1	Consent of Independent Registered Public Accounting Firm - Cacciamatta Accountancy Corporation

31	Section 302 Certifications

32	Section 906 Certifications

(1)	Exhibit to Form S-1 Registration Statement filed May 11, 1987
(2)	Exhibit to Amendment No. 2 to Form S-1 Registration Statement filed June 17, 1987
(3)	Exhibit to Amendment No. 3 to Form S-1 Registration Statement filed July 29, 1987
(4)	Exhibit to 1987 Form 10-K Annual Report (5) Exhibit to 1988 Form 10-K Annual Report
(6)	Exhibit to 1989 Form 10-K Annual Report
(7)	Exhibit to 1990 Form 10-K Annual Report
(8)	Exhibit to 1991 Form 10-K Annual Report
(9)	Exhibit to 1995 Form 10-K Annual Report
(10)	Exhibit to 1998 Form 10-K Annual Report
(11)	Exhibit to 1999 Form 10-K Annual Report
(12)	Exhibit to 2002 Form 10-K Annual Report
(13)	Exhibit to 2003 Form 10-K Annual Report
(14)	Exhibit to June 30, 2004 Form 10-Q Quarterly Report
(15)	Exhibit to 2004 Form 10-K Annual Report
(16)	Exhibit to December 1, 2005 Form 8-K

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2006	PROVENA FOODS INC.

	By	/s/ Theodore L. Arena
Theodore L. Arena
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Theodore L. Arena	Chairman of the Board, President (Principal Executive Officer) and Director	March 9, 2006

Ronald A. Provera	Vice President, Sales, and Secretary	March 9, 2006

Santo Zito	Vice President and Director	March 9, 2006

Thomas J. Mulroney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

Joseph W. Wolbers	Director	March 9, 2006

John M. Boukather	Director	March 9, 2006

William A. West, Jr.	Director	March 9, 2006

PROVENA FOODS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Provena Foods Inc.

We have audited the accompanying balance sheets of Provena Foods Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California

February 16, 2006

PROVENA FOODS INC.

Balance Sheets

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$2,057	$120,446
Cash, restricted	1,221,328	—
Accounts receivable	4,269,656	4,224,481
Inventories	4,829,134	5,001,454
Prepaid expenses	252,569	55,585
Income taxes receivable	—	294,680
Deferred tax assets	383,602	457,534

Total current assets	10,958,346	10,154,180
Property and equipment, net	13,026,653	15,972,363
Deferred tax assets	901,648	—
Other assets	533,053	223,559

	$25,419,700	$26,350,102

Liabilities and Shareholders’ Equity
Current liabilities
Line of credit	$672,834	$3,225,000
Current portion of long-term debt	343,642	8,716,562
Current portion of capital lease obligation	50,000	58,000
Deferred income	365,724	—
Income taxes payable	456,174	—
Accounts payable	3,359,258	3,299,310
Accrued liabilities	2,319,071	1,981,764

Total current liabilities	7,566,703	17,280,636
Long-term debt, net of current portion	6,316,850	—
Capital lease obligation, net of current portion	285,205	314,935
Deferred income	3,081,830	—
Deferred tax liabilities	—	258,647

Total liabilities	17,250,588	17,854,218

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,546,345 and 3,441,814 shares at December 31, 2005 and 2004, respectively	5,512,926	5,421,817
Retained earnings	2,792,186	3,244,067
Deferred compensation	(136,000)	(170,000)

Total shareholders’ equity	8,169,112	8,495,884

	$25,419,700	$26,350,102

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Net sales	$59,150,757	$51,809,941	$43,188,367
Cost of sales	55,611,275	49,817,990	39,347,880

Gross profit	3,539,482	1,991,951	3,840,487

Operating expenses
Distribution	1,623,898	1,674,425	1,608,802
General and administrative	2,085,095	2,001,602	1,855,180

	3,708,993	3,676,027	3,463,982

Operating income (loss)	(169,511)	(1,684,076)	376,505

Other income (expense)
Interest	(580,066)	(563,688)	(618,263)
Other, net	42,051	261,237	258,487

	(538,015)	(302,451)	(359,776)

Earnings (loss) before income tax (benefit)	(707,526)	(1,986,527)	16,729
Income tax (benefit)	(255,645)	(756,672)	(1,504)

Net earnings (loss)	$(451,881)	$(1,229,855)	$18,233

Net earnings (loss) per common share - Basic and Diluted	$(0.13)	$(0.38)	$0.01

Weighted average shares outstanding - Basic and Diluted	3,396,459	3,262,055	3,183,842

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Shareholders’ Equity

Years ended December 31, 2005, 2004, and 2003

	Common stock		Retained earnings	Deferred compensation	Total shareholders’ equity
	Shares issued	Amount
Balance at December 31, 2002	3,147,087	$5,059,234	$4,455,689	$—	$9,514,923

Sale of common stock	62,619	79,785	—	—	79,785
Net earnings	—	—	18,233	—	18,233

Balance at December 31, 2003	3,209,706	5,139,019	4,473,922	—	9,612,941

Common stock grant	150,000	204,000	—	(170,000)	34,000
Sale of common stock	82,108	78,798	—	—	78,798
Net loss	—	—	(1,229,855)	—	(1,229,855)

Balance at December 31, 2004	3,441,814	5,421,817	3,244,067	(170,000)	8,495,884

Deferred compensation	—	—	—	34,000	34,000
Sale of common stock	104,531	91,109	—	—	91,109
Net loss	—	—	(451,881)	—	(451,881)

Balance at December 31, 2005	3,546,345	$5,512,926	$2,792,186	$(136,000)	$8,169,112

See accompanying notes to financial statements.

PROVENA FOODS INC.

Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net earnings (loss)	$(451,881)	$(1,229,855)	$18,233
Adjustments
Depreciation and amortization	906,316	902,888	828,519
Provision for doubtful receivables	9,915	30,537	15,163
Recognized gain from sale of building	(209,681)	—	—
Write off of deferred financing fees	—	—	153,852
Common stock grant - vested	34,000	34,000	—
Changes in assets and liabilities
Accounts receivable	(55,090)	(252,541)	(1,230,438)
Inventories	172,320	(978,336)	(1,094,158)
Prepaid expenses and other assets	(506,478)	173,333	(115,966)
Income taxes	(335,510)	(652,250)	(29,934)
Accounts payable and accrued liabilities	397,255	124,806	2,739,648

Net cash from operating activities	(38,834)	(1,847,418)	1,284,919

Cash flows from investing activities
Increase in restricted cash	(1,221,328)	—	—
Proceeds from sale of property and equipment	5,785,673	—	—
Additions to property and equipment	(89,044)	(411,075)	(1,693,971)

Net cash from investing activities	4,475,301	(411,075)	(1,693,971)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	7,139,711
Payments on long-term debt	(2,056,069)	(563,869)	(4,258,448)
Proceeds (payments) under line of credit	(2,552,166)	2,842,283	(2,540,012)
Proceeds from sale of common stock	91,109	78,798	79,785
Payment of deferred financing fees	—	—	(227,800)
Payments on capital lease	(37,730)	(61,367)	(51,523)

Net cash from financing activities	(4,554,856)	2,295,845	141,713

Net increase (decrease) in cash	(118,389)	37,352	(267,339)
Cash and cash equivalents at beginning of year	120,446	83,094	350,433

Cash and cash equivalents at end of year	$2,057	$120,446	$83,094

Supplemental disclosures
Cash paid for interest	$580,066	$563,688	$617,870

Cash paid for income taxes	$400,800	$(81,222)	$60,600

Common stock grant - non vested	$136,000	$170,000	$—

See accompanying notes to financial statements.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

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

(b)	Inventories

Inventories, principally food products, are stated at the lower of cost (first-in, first-out) or market.

(c)	Property and Equipment

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

(e)	Earnings (Loss) per Common Share

Earnings (loss) per common share is calculated under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted average number of common shares plus all potential dilutive common shares outstanding. The Company has no potential dilutive common shares outstanding during the period covered by the accompanying financial statements.

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

Notes to Financial Statements

December 31, 2005

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

(i)	Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

(j)	Stock-Based Compensation

The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock based compensation issued to persons other than employees is reflected in the financial statements at fair value.

The Company did not grant stock options in fiscal years 2005, 2004, and 2003.

(k)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company does not have any components of other comprehensive income (loss), and accordingly, the Company’s comprehensive income (loss) is the same as its net earnings (loss).

(l)	Revenue Recognition

Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured. Generally, the revenue recognition criteria are met upon shipment of goods to customers.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

(m)	Segment Information

The Company operates two reportable segments under criteria established in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

(n)	Deferred Financing Fees

The Company defers certain fees relating to the obtaining of new financings and amortizes those deferred fees to interest expense over the life of the financing.

(o)	Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this statement will apply to unvested options granted prior to the effective date. The adoption of SFAS No. 123R in the first fiscal quarter of 2006 is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial statements.

(p)	Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2005 presentation.

(2)	Allowance for doubtful receivables

Fiscal year	Balance at beginning of year	Provision, net of recoveries	Deductions – uncollectible accounts	Balance at end of year
2005	$—	9,915	9,915	—
2004	$—	30,537	30,537	—
2003	$—	15,163	15,163	—

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

(3)	Inventories

	2005	2004
Raw materials	$2,018,445	1,743,685
Work in process	1,710,595	1,340,801
Finished goods	1,100,094	1,916,968

	$4,829,134	5,001,454

(4)	Property and Equipment

	2005	2005
Land	$744,818	1,296,803
Buildings and improvements	10,742,421	13,468,112
Machinery and equipment	8,641,393	8,557,575
Delivery equipment	3,500	3,500
Office equipment	214,029	208,803

	20,346,161	23,534,793
Less accumulated depreciation and amortization	(7,319,508)	(7,562,430)

	$13,026,653	15,972,363

(5)	Credit Facility with Comerica Bank and Wells Fargo Business Credit

The net proceeds from the April 2005 sale of the two pasta buildings of $5,554,246 were applied to Comerica Bank’s credit facility as follows: $1,649,316 to retire a real estate and two equipment loans, $1,217,244 to reduce the balance of the line of credit, $2,682,785 to deposit with the bank cash collateral to secure liabilities under the credit facility, primarily the Company’s liabilities with respect to the outstanding letters of credit, and $4,901 to accrued interest.

On December 1, 2005 the Company obtained a new $13,439,427 credit facility from Wells Fargo Business Credit replacing the Company’s Comerica Bank credit facility. The new credit facility generally provides: a line of credit of up to $6,000,000 and letters of credit of $6,221,813 to support the Company’s $6,145,000 of outstanding variable rate bonds and $1,217,614 to support the Company’s workers’ compensation insurance reimbursement obligations.

The line of credit has a term ending December 30, 2008 and bears interest at a variable annual rate of 0.5% over the bank’s base rate, increasing by 0.5% if the Company’s profit for 2006 is less than $220,000 and increasing by 3% if the Company is in default, with a minimum interest of $16,000 per month. In addition, there is a .25% per annum fee on the unused portion of the maximum amount of the line of credit. The maximum amount of the line of credit is $5,500,000 (increasing to $6,000,000 over 10 quarters if a 1.1:1 debt service coverage is maintained), reduced by two cumulative reserves, a real estate reserve of up to $8,000 per month and a bond letter of credit reserve of up to $544,000 per year, but limited to 85% of eligible accounts receivable plus 49% of eligible inventories, with limits of $2,700,000 for inventories, $1,300,000 for work-in- process inventories, and $150,000 for pasta inventories. At December 31, 2005, the base interest rate was 7.25%, the Company had $672,834 of borrowings outstanding under the line of credit and the maximum amount of the line of credit was $5,118,000, which was within the accounts receivable and inventory limits.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

A $1,217,614 letter of credit issued to support the Company’s workers’ compensation insurance reimbursement obligations has been reduced to $1,100,000 as of December 31, 2005, bears a fee of 1.5% per annum of the amount of the letter of credit, and expires 18 months from the date of issuance, no later than December 30, 2008. The Company is required to maintain a restricted cash account securing the letter of credit. At December 31, 2005, the restricted cash balance totaled $1,221,328.

As part of the credit facility, on December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture supported by a letter of credit now valued at $6,221,813 issued by Wells Fargo that expires December 30, 2008, and carries an annual commitment fee of 1.5%.

Long term debt is summarized as follows:

	2005	2004
Equipment loan at federal reserve rate (4.2% at December 31, 2005) plus 3.65%, secured by related equipment, monthly principal and interest payments of $16,222, maturing November 1, 2008.	$515,492	683,603
Equipment loans at variable interest rates at prime (5.25% at December 31, 2004) and prime plus 0.75%, secured by all Company assets.	—	526,235
Real estate loan at 9.1%, secured by all Company assets, monthly principal and interest payments of $10,830.	—	1,206,724
Variable/Fixed Rate Demand Bond Series 2003A at a variable rate (4.41% at December 31, 2005), secured by an irrevocable letter of credit, monthly principal payments ranging from $12,900 to $45,800. Variable rate interest payments due monthly, maturing January 1, 2034.	6,145,000	6,300,000

	6,660,492	8,716,562
Less current portion	343,642	8,716,562

	$6,316,850	—

As of December 31, 2005, the aggregate annual maturities of long-term debt for the next five years were: 2006 - $343,642; 2007 - $361,913; 2008 - $364,347; 2009 - $205,000 and 2010 - $220,000.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

(6)	Accrued Liabilities

	2005	2004
Accrued profit sharing	$427,509	—
Accrued retirement	388,297	371,353
Accrued compensation	—	64,844
Other	1,503,265	1,545,567

	$2,319,071	1,981,764

(7)	Shareholders’ Equity

The Company sold shares to employees under its stock purchase plan in 2005, 2004, and 2003.

On February 26, 2004, the Company issued 150,000 shares to an executive officer at the market price of $1.36 per share. One-sixth of the shares vested at the grant date and the remaining shares vest ratably over the next five years, contingent on the continued employment of the executive officer.

(8)	Income Taxes

Income tax (benefit) for fiscal 2005, 2004, and 2003 follows:

	2005	2004	2003
Current:
Federal	$790,079	(327,000)	13,999
State	40,637	800	800
Deferred:
Federal	(1,034,834)	(345,982)	(3,337)
State	(51,527)	(84,490)	(12,966)

	$(255,645)	(756,672)	(1,504)

Sources and tax effects of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities:

	2005	2004
Deferred tax assets:
Inventory	$151,833	178,097
Net operating loss		235,597
State tax credit carryforwards		44,330
Accruals not currently deductible	217,701	188,188
Sales/leaseback book/tax difference	1,372,948

Total deferred tax assets	$1,742,482	646,212

Deferred tax liabilities:
Gain on destroyed equipment	$(179,614)	(324,016)
Property and equipment	(277,618)	(123,309)

Total deferred tax liabilities	$(457,232)	(447,325)

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

The following table provides a reconciliation of the deferred tax assets and liabilities presented in the table above to the accompanying balance sheets at December 31, 2005 and 2004:

	2005 Current	2005 Noncurrent	2005 Total
Deferred tax assets:
Inventory	$151,833		151,833
Sales/leaseback book/tax difference	147,753	1,225,195	1,372,948
Accruals not currently deductible	217,701		217,701

Total deferred tax assets	517,287	1,225,195	1,742,482

Deferred tax liabilities:
Gain on destroyed equipment	(133,685)	(143,933)	(277,618)
Property and equipment		(179,614)	(179,614)

Total deferred tax liabilities	(133,685)	(323,547)	(457,232)

Net deferred tax asset	$383,602	901,648	1,285,250

	2004 Current	2004 Noncurrent	2004 Total
Deferred tax assets:
Inventory	$178,097		178,097
Net operating loss	137,643	97,954	235,597
State tax credit carryforwards		44,330	44,330
Accruals not currently deductible	188,188		188,188

Total deferred tax assets	503,928	142,284	646,212

Deferred tax liabilities:
Gain on destroyed equipment	(46,394)	(277,622)	(324,016)
Property and equipment		(123,309)	(123,309)

Total deferred tax liabilities	(46,394)	(400,931)	(447,325)

Net deferred tax asset (liability)	$457,534	(258,647)	198,887

Management’s assessment is that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Management’s conclusion is based principally on the deferred gain of approximately $3,657,000 generated by the April 2005 sale of the Company’s two pasta buildings. The deferred gain is amortized ratably to income over a ten year period for financial statement reporting purposes.

As of December 31, 2005, the Company had no net operating loss carryforward.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

Actual income tax (benefit) differs from “expected” (benefit), computed by applying the U.S. federal tax rate of 34% to earnings (loss) from operations before income taxes, as follows:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Computed “expected” income taxes	$(240,558)	(34.0)	$(675,419)	(34.0)	$5,688	34.0
State income taxes, net of federal income tax benefit	(60,140)	(8.5)	(67,754)	(3.4)	970	5.8
State manufacturing investment credit			(3,603)	(0.2)	(13,358)	(79.9)
Non deductible expenses	2,365	0.3	(2,700)	(0.1)	5,237	31.3
Other	42,688	6.0	(7,196)	(0.4)	(41)	(0.2)

	$(255,645)	(36.2)	$(756,672)	(38.1)	$(1,504)	(9.0)

(9)	Employee Benefit Plans

In 1988, the Company adopted a Simplified Employee Pension – Individual Retirement Account (SEP IRA) plan covering all full-time, nonunion employees. The Company makes contributions under the plan at the discretion of the Board of Directors. The Company’s contributions to the SEP IRA for 2005, 2004, and 2003 were $ 428,000, $0, and $406,000, respectively.

In 1988, the Company adopted a stock purchase plan, enabling substantially all nonunion employees except officers and directors to purchase shares of the Company’s common stock through periodic payroll deductions. Employees may contribute up to $50 per week and all contributions are 100% matched by the Company; the combined funds are used in the subsequent month to purchase whole shares of common stock at current market prices. Stock purchases under this plan result in net cash flow to the Company as the contributions and employer-matching contributions are used to acquire newly issued common shares from the Company. The Company matching contributions to the stock purchase plan for 2005, 2004, and 2003 were $43,680, $36,846, and $42,981, respectively.

(10)	Incentive Stock Option Plan

Under a stock option plan (the Plan) adopted in 1987, the Company has awarded options to certain of its key employees to purchase common stock at prices which approximate the fair market value of the stock at the date of grant. The Plan provides for a maximum grant of 261,704 shares. All stock options have a maximum ten-year term and become fully exercisable in accordance with a predetermined vesting schedule that varies by employee. Options may no longer be granted under this Plan. There was no stock option activity in fiscal 2005, 2004 and 2003.

At December 31, 2005, all 107,111 options outstanding were granted and vested prior to 2003, are exercisable at a weighted average price of $2.56, and expire in 2007.

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

(11)	Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	2005	2004	2003
Numerator:
Numerator for basic and diluted earnings (loss) per share – net earnings (loss)	$(451,881)	(1,229,855)	18,233
Denominator:
Denominator for basic earnings (loss) per share – weighted average number of common shares outstanding during the period	3,396,459	3,262,055	3,183,482
Incremental common shares attributable to exercise of outstanding options	—	—	—

Denominator for diluted earnings (loss) per share	3,396,459	3,262,055	3,183,482

Basic and diluted earnings (loss) per share	$(0.13)	(0.38)	0.01

In 2005, 2004, and 2003, all 107,111 stock options outstanding were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

(12)	Commitments and Contingencies

On April 13, 2005 the company completed the sale of two pasta buildings and the leaseback of the buildings for 10 years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The $3,657,235 deferred gain on the sale of the buildings is being amortized to income over the ten year fixed term of the leaseback at the rate of $30,477 per month. The Company subleases a portion of one of the pasta buildings to unrelated parties under non-cancelable operating leases. Sublease rental income, included in other income, totaled approximately $148,770, $147,590, and $136,000, in 2005, 2004, and 2003, respectively.

The following table shows the minimum annual payments due under the ten year buildings leases:

Year Ending December 31
2006	2007	2008	2009	2010	Thereafter
$485,190	$499,746	$514,743	$530,184	$546,087	$2,523,772

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

In 2001, the Company entered into a capital lease for certain production equipment totaling $566,828, which is included in property and equipment in the accompanying balance sheets. The lease has a remaining term of seven years, as amended, and requires minimum payments based on certain production volumes. Estimated future minimum lease payments on the capital lease at December 31, 2005 are as follows:

2006	$54,111
2007	54,111
2008	54,111
2009	54,111
2010	54,111
2011	54,111
2012	54,111

Total estimated minimum lease payments	378,777
Less amount representing interest	43,572

Present value of estimated lease payments	335,205
Less current portion	50,000

Long-term portion	$285,205

As of December 31, 2005 approximately 64% of the Company’s employees are covered by a collective bargaining agreement which expires in April, 2006 and approximately 14% are covered by another collective bargaining agreement which expires in September, 2006.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

(13)	Major Customers

The Company had major customers during fiscal 2005, 2004, and 2003 as follows ($ in thousands):

	2005		2004		2003		Accounts receivable balance at December 31
Customer	Sales	%	Sales	%	Sales	%	2005	2004
A	$16,750	28	$14,330	28	$9,813	23	$643	909
B	5,301	9	5,408	10	5,399	13	0	0
C	4,904	8	3,902	8	3,897	9	385	445

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

(14)	Business Segments

The Company’s reportable business segments are strategic business units that offer distinctive products that are marketed through different channels. The Company has two reportable segments; the meat processing division (Swiss American) and the pasta division (Royal-Angelus). Swiss American produces meat products that are sold primarily to pizza restaurant chains, pizza processors, and food service distributors. Royal-Angelus produces pasta that is sold primarily to food processors, private label customers, food service distributors, and specialty food distributors. The following table presents financial information about the Company’s business segments as of December 31, 2005, 2004, 2003, and for the years then ended:

	2005	2004	2003
Net sales to unaffiliated customers:
Swiss American	$50,817,556	45,150,639	37,483,300
Royal-Angelus	8,333,201	6,659,302	5,705,067

Total sales	$59,150,757	51,809,941	43,188,367

Operating income (loss):
Swiss American	$115,021	(1,119,739)	679,703
Royal-Angelus	(468,078)	(737,857)	(512,370)
Corporate	183,546	173,520	209,172

Operating income (loss)	$(169,511)	(1,684,076)	376,505

Identifiable assets:
Swiss American	$19,728,983	20,570,546	19,901,183
Royal-Angelus	2,865,973	4,956,193	4,908,453
Corporate	2,824,744	823,363	377,823

Total assets	$25,419,700	26,350,102	25,187,459

Capital expenditures:
Swiss American	$59,274	273,308	520,884
Royal-Angelus	25,603	133,527	1,165,642
Corporate	4,167	4,240	7,445

Total capital expenditures	$89,044	411,075	1,693,971

Depreciation and amortization:
Swiss American	$663,052	647,665	618,299
Royal-Angelus	240,308	252,294	208,083
Corporate	2,956	2,929	2,137

Total depreciation and amortization	$906,316	902,888	828,519

PROVENA FOODS INC.

Notes to Financial Statements

December 31, 2005

(15)	Selected Quarterly Financial Data (Unaudited)

The following summarizes certain quarterly financial information for fiscal 2005, 2004, and 2003:

	Quarter
Fiscal 2005	1st	2nd	3rd	4th	Total
Net sales	$15,144,637	14,016,535	13,965,713	16,023,872	59,150,757
Operating income(loss)	(136,983)	(193,486)	(333,438)	494,396	(169,511)
Net earnings(loss)	(162,676)	(146,615)	(211,060)	68,470	(451,881)
Net earnings (loss) per common share	(0.05)	(0.04)	(0.06)	0.02	(0.13)

Fiscal 2004
Net sales	$12,318,552	11,802,338	13,708,284	13,980,767	51,809,941
Operating income (loss)	(539,122)	(368,221)	(395,824)	(380,909)	(1,684,076)
Net earnings(loss)	(360,697)	(298,762)	(545,091)	(25,305)	(1,229,855)
Net earnings (loss) per common share	(0.11)	(0.09)	(0.16)	(0.01)	(0.38)

Fiscal 2003
Net sales	$9,082,341	9,228,643	11,636,275	13,241,108	43,188,367
Operating income (loss)	132,894	64,333	46,717	132,561	376,505
Net earnings(loss)	66,632	7,883	(13,560)	(42,722)	18,233
Net earnings (loss) per common share	0.02	0.00	(0.00)	(0.01)	0.01