Form 10-K/A
period 2005-12-31
PROVENA FOODS INC
filed 2006-04-10
CIK 814139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment to Form 10-K/A

Amendment No. 1

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

Amendment

Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, heretofore filed, is hereby amended by adding on page F-11 of the Financial Statements and Schedule immediately after the fifth paragraph of Note (5) the following paragraph:

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

Date: April 10, 2006	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and Chief Financial Officer