Form 10-Q
period 2006-03-31
PROVENA FOODS INC
filed 2006-05-10
CIK 814139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of shares of Provena Foods Inc. Common Stock outstanding at April 30, 2006 was:

Common Stock 3,573,352 shares

PROVENA FOODS INC.

Form 10-Q Report for the First Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$15,449,707	15,144,637
Cost of sales	14,101,675	14,207,782

Gross profit	1,348,032	936,855
Operating expenses:
Distribution	458,439	438,822
General and administrative	643,213	635,016

Operating profit (loss)	246,380	(136,983)
Interest expense, net	(123,317)	(193,147)
Other income, net	157,134	84,254

Earnings (loss) before income taxes	280,197	(245,876)
Income tax benefit (expense)	(132,078)	83,200

Net earnings (loss)	$148,119	(162,676)

Earnings (loss) per share:
Basic and diluted	$.04	(.05)

Shares used in computing earnings (loss) per share:
Basic and diluted	3,468,205	3,345,664

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,126,619	2,057
Cash, restricted	1,107,541	1,221,328
Accounts receivable, less allowance for doubtful accounts of $6,000 at 2006 and $0 at 2005	3,834,284	4,269,656
Inventories	4,792,862	4,829,134
Prepaid expenses	358,189	252,569
Deferred tax assets	383,602	383,602

Total current assets	12,603,097	10,958,346
Property and equipment, net	12,820,158	13,026,653
Deferred tax assets, net of current portion	848,576	901,648
Other assets	542,956	533,053

	$26,814,787	25,419,700

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,972,701	672,834
Current portion of long-term debt	343,642	343,642
Current portion of capital lease obligation	50,000	50,000
Deferred income	365,724	365,724
Income taxes payable	105,264	456,174
Accounts payable	3,041,592	3,359,258
Accrued liabilities	2,177,066	2,319,071

Total current liabilities	9,055,989	7,566,703
Long-term debt, net of current portion	6,104,941	6,316,850
Capital lease obligation, net of current portion	274,733	285,205
Deferred income, net of current portion	3,007,766	3,081,830

Total liabilities	18,443,429	17,250,588

Shareholders’ equity:
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,565,820 at 2006 and 3,546,345 at 2005	5,533,053	5,512,926
Retained earnings	2,940,305	2,792,186
Deferred compensation	(102,000)	(136,000)

Total shareholders’ equity	8,371,358	8,169,112

	$26,814,787	25,419,700

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$148,119	(162,676)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	219,991	247,582
Provision for bad debts	6,000	—
Recognized gain from sale of building	(74,064)	—
Common stock grant - vested	34,000	34,000
Changes in assets and liabilities
Accounts receivable	429,372	724,393
Inventories	36,272	(508,237)
Prepaid expenses	(105,620)	44,323
Other assets	(9,903)	(7,703)
Income taxes	(297,838)	(91,000)
Accounts Payable and accrued liabilities	(459,671)	(468,513)

Net cash used in operating activities	(73,342)	(187,831)

Cash flows from investing activities:
Decrease in restricted cash	113,787	—
Additions to property and equipment	(13,496)	(24,987)

Net cash provided by (used in) investing activities	100,291	(24,987)

Cash flows from financing activities:
Payments on long-term debt	(211,909)	(279,970)
Proceeds under line of credit	2,299,867	378,591
Proceeds from sale of common stock	20,127	24,217
Payments on capital lease	(10,472)	(11,784)

Net cash provided by financing activities	2,097,613	111,054

Net increase (decrease) in cash and cash equivalents	2,124,562	(101,764)
Cash and cash equivalents at beginning of period	2,057	120,446

Cash and cash equivalents at end of period	$2,126,619	18,682

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$134,828	193,234
Income taxes	$—	800

Supplemental disclosure of noncash investing and financing activities:
Common stock grant-non - vested	$102,000	136,000

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2006

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at March 31, 2006 and December 31, 2005 consist of:

	2006	2005
Raw materials	$1,849,488	2,018,445
Work-in-process	1,638,576	1,710,595
Finished goods	1,304,798	1,100,094

	$4,792,862	4,829,134

(3) Segment Data

Business segment sales and operating profit (loss) for the three months ended March 31, 2006 and 2005 and assets at March 31, 2006 and December 31, 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Net sales to unaffiliated customers:
Swiss American Sausage Division	$13,196,287	13,124,084
Royal-Angelus Macaroni Division	2,253,420	2,020,553

Total net sales	$15,449,707	15,144,637

Operating profit (loss):
Swiss American Sausage Division	$268,508	(38,712)
Royal-Angelus Macaroni Division	(59,867)	(162,460)
Corporate	37,739	64,189

Operating profit (loss)	$246,380	(136,983)

	March 31, 2006	December 31, 2005
Identifiable assets:
Swiss American Sausage Division	$18,875,080	19,728,983
Royal-Angelus Macaroni Division	2,961,117	2,865,973
Corporate	4,978,590	2,824,744

Total assets	$26,814,787	25,419,700

(4) Stock-Based Compensation

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” amending SFAS No. 123, “Accounting for Stock-Based Compensation” to eliminate using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for share based compensation transactions and requiring, among other changes, that the fair value of employee stock options and similar awards be expensed. The reported net earnings (loss) were not or would not have been affected by the application of SFAS No. 123R for the periods covered by this report because no options vested or were granted in such periods.

(5) Earnings (loss) per Share

Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is net earnings (loss) divided by the sum of the weighted average plus an incremental number of shares attributable to outstanding options. During the periods covered by this report, the Company’s outstanding options for 107,111 shares resulted in no dilution and basic earnings (loss) per share and diluted earnings (loss) per share were the same. On February 26, 2004, the Company issued 150,000 shares of its common stock (the “Grant”) to its Chief Executive Officer which vest 1/6 immediately and 1/6 on each of the next five anniversaries, contingent on the Chief Executive Officer’s continued employment. The computations of the weighted average number of common shares outstanding for the periods covered by this report include only the shares vested under the terms of the Grant.

(6) Credit Facility

On December 1, 2005, the Company obtained a new $13,439,427 credit facility from Wells Fargo Bank, National Association replacing the Company’s Comerica Bank credit facility. The new credit facility generally provided: a line of credit of up to $6,000,000 and letters of credit of $6,221,813 to support the Company’s $5,975,000 of outstanding variable rate demand bonds and up to $1,217,614 to support the Company’s workers’ compensation insurance reimbursement obligations.

The credit facility is secured by substantially all of the Company’s assets and the workers’ compensation letter of credit is additionally secured by a cash deposit in the face amount thereof. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $200,000 through June 30, 2006 and $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at March 31, 2006.

(7) Use of Estimates

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended March 31,
(Unaudited)	2006	2005
	(amounts in thousands)
Net sales by division:
Swiss American	$13,196	$13,124
Royal-Angelus	2,254	2,021

Total	$15,450	$15,145

Sales in thousands of pounds by division:
Swiss American	7,221	6,791
Royal-Angelus	3,583	3,486

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased about 1% in dollars and 6% in pounds in the 1st three months of 2006 over the same period in 2005. Sales in pounds increased proportionately more than in dollars because of lower selling prices resulting from lower meat costs. Swiss operated at a $268,508 profit in the 1st quarter of 2006 compared to a $38,712 loss for the 1st quarter of 2005. The improvement in Swiss’s performance resulted primarily from meat costs decreasing faster than selling prices and a reduction in workers’ compensation cost.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 12% in dollars and 3% in pounds in the 1st quarter of 2006 compared to the 1st quarter of 2005. The percentage increases were higher in dollars than in pounds because of higher selling prices reflecting an increased proportion of sales of value-added products and slightly higher flour costs. Royal operated at a $59,867 loss for the 1st quarter of 2006 compared to a $162,460 loss for the 1st quarter of 2005. The major causes of the decreased operating loss were increased average selling prices and lower workers’ compensation costs. The improvement in Royal’s operations is greater than reflected by the decrease in operating loss because Royal’s rent of its buildings is higher than the depreciation was prior to the April 13, 2005 sale of the buildings. Moreover, Royal realized a pre-tax profit for the 1st quarter of 2006 from amortization of the gain on the sale of the buildings, which is not considered operating income.

The Company

Company net sales were up about 2% and the Company realized net earnings of $148,119 in the 1st quarter of 2006 compared to a net loss of $162,676 for the 1st quarter of 2005. Both divisions contributed to the increased sales and the net earnings. The Company’s gross profit margin for the 1st quarter of 2006 was 8.7% compared to 6.2% a year ago. The Company’s margin increased from a year ago because the margins at both divisions increased due to lower meat costs a Swiss and higher selling prices at Royal.

General and administrative expenses were up only $8,197 for the 1st quarter of 2006 compared to the same period in 2005 primarily because of increased health insurance costs and bank charges, offset by decreased consulting fees. Distribution expenses were up about $20,000 because of increased freight offset by decreased salesman payroll, advertising and insurance costs. Net interest expense decreased about $70,000 because of lower interest rates and lower borrowings under the bank line of credit in the 1st quarter of 2006 versus the 1st quarter of 2005. Other income increased about $73,000 because of amortization of the gain on the sale of the pasta plant.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement dated April 1, 2002 which expired April 2, 2006. Negotiations of a new agreement are proceeding and expected to be concluded shortly. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2002 which expires September 30, 2006. There has been no significant labor unrest at the division’s plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources

The Company’s new credit facility and gains in operating results have produced a marked improvement in the Company’s financial position and liquidity.

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under a bank line of credit. On December 1, 2005, the Company obtained a new $13,439,427 credit facility from Wells Fargo Bank, National Association replacing the Company’s Comerica Bank credit facility. The new credit facility generally provides: a line of credit of up to $6,000,000 and letters of credit of $6,221,813 to support the Company’s $5,975,000 of outstanding variable rate demand bonds and up to $1,217,614 to support the Company’s workers’ compensation insurance reimbursement obligations.

The line of credit has a term ending December 30, 2008 and bears interest at a variable annual rate of 0.5% over the bank’s base rate, increasing by 0.5% if the Company’s profit for 2006 is less than $220,000 and increasing by 3% if the Company is in default, with a minimum interest of $16,000 per month. In addition, there is a 0.25% per annum fee on the unused portion of the maximum amount of the line of credit. The maximum amount of the line of credit is $5,500,000 (increasing to $6,000,000 over 10 quarters if a 1.1:1 debt service coverage is maintained), reduced by two cumulative reserves, a real estate reserve of up to $8,000 per month and a bond letter of credit reserve of up to $544,000 per year, but limited to 85% of eligible accounts receivable plus 49% of eligible inventories, with limits of $2,700,000 for inventories, $1,300,000 for work-in-process inventories and $150,000 for pasta inventories. At March 31, 2006, the base rate was 7.75%, the Company had $2,972,701 of borrowings outstanding under the line of credit and the maximum amount of the line of credit was $5,061,000, which was within the accounts receivable and inventory limits.

The $1,217,614 letter of credit issued to support the Company’s workers’ compensation insurance reimbursement obligations has been reduced to $997,825, bears a fee of 1.5% per annum of the amount of the letter of credit, and expires 18 months from the date of issuance, but no later than December 30, 2008.

On December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture initially supported by a $6,378,750 letter of credit issued by Comerica and currently supported by the $6,221,813 letter of credit issued by Wells Fargo. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 4.9% per annum at March 31, 2006. The Company must make monthly interest payments on the bonds and the following annual principal payments on February 1 of each year: $170,000 for 2006, $180,000 for 2007, $190,000 for 2008, $205,000 for 2009 nd $220,000 for 2010. The principal payments after the next 5 years are subject to agreement between the Company and Wells Fargo. The Company pays a 1.5% per annum fee on the amount of the letter of credit, increasing to 3.5% if the Company is in default under the credit facility, and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,221,813 letter of credit expires December 30, 2008 and Wells Fargo is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures and the Company’s meat plant, none of which is otherwise encumbered. In addition, the workers’ compensation letter of credit is secured by a cash deposit in the face amount thereof, shown as restricted cash on the March 31, 2006 balance sheet. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $200,000 through June 30, 2006 and $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at March 31, 2006.

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

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate - 3.65% + 4.77% = 8.42% at March 31, 2006 - with a principal balance of $473,583 at March 31, 2006 and payable in equal monthly payments of principal plus interest.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The following table shows the payments due under the ten year lease in the specified periods:

	Nine Months Ending December 31,	Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
Lease Obligation	$366,561	499,746	514,743	530,184	546,087	2,523,772

Cash increased $2,124,562 in the 1st quarter of 2006 compared to a $101,764 decrease in the 1st quarter of 2005. Operating activities used $73,342 of cash from increases in prepaid expenses and other assets and by decreases in accounts payable and accrued liabilities and income taxes payable, offset by the net earnings, depreciation and amortization and decreases in accounts receivable and inventories. Inventories and accounts receivable decreased in spite of increased sales because of better inventory management and collection efforts. Accrued liabilities decreased, in part, because of payment of union pension contributions. Investing activities provided $100,291 of cash from a decrease in restricted cash securing a letter of credit partially offset by additions to property and equipment. Financing activities provided $2,097,613 of cash primarily from borrowing under the line of credit partially offset by payments on long term debt and a capital lease obligation. On March 30, 2006 the Company borrowed $2,000,000 under its line of credit and deposited it in an account at Wells Fargo Bank bearing a variable rate of interest of 4.586% per annum at March 31, 2006, to partially offset the minimum interest under the line of credit.

Critical Accounting Policies

The Securities and Exchange Commission defines a critical accounting policy as one which is both important to the portrayal of the registrant’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical for the Company are determining the allowance for doubtful accounts, valuing inventory and determining whether there is impairment of long-lived assets. Actual results could differ from those estimates and assumptions.

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At March 31, 2006, the Company had a $6,000 allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

The Company’s evaluation of the recoverability of property and equipment includes estimates of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the assets. A significant part of the estimation process involves estimating future operating cash flows and the fair value of the property and equipment at the eventual disposition date. The Company has recently incurred operating losses and sustaining its current return to profitability may depend in part on factors outside the Company’s control. Future property and equipment impairment charges may result if actual cash flows, or changes in estimates of cash flows, from the use and eventual disposition of the property and equipment vary from the estimates used to support the value of the assets at each reporting date.

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at March 31, 2006, will not have a material effect on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loan bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $60,000. Assuming an average bank line of credit balance of $2,500,000 plus $500,000 average principal balance on the equipment loan, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $30,000.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS No significant litigation.

ITEM 1A.	RISK FACTORS No material changes from Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION

Common Stock Repurchase and Sale

The Company did not purchase any of its shares during the 1st three months of 2006 under its stock repurchase program.

During the 1st three months of 2006, the Company sold 19,475 newly issued shares of its common stock under its 1988 Employee Stock Purchase Plan. From inception of the Plan through March 31, 2006, employees have purchased a total of 937,566 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st three months of 2006.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st quarter of 2006.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed with this report: Exhibit 31 — Section 302 Certifications; and Exhibit 32 — Section 906 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and Chief Financial Officer