Form 10-Q
period 2006-06-30
PROVENA FOODS INC
filed 2006-08-10
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Provena Foods Inc. Common Stock outstanding at July 31, 2006 was:

Common Stock 3,586,075

PROVENA FOODS INC.

Form 10-Q Report for the First Quarter Ended June 30, 2006

-ii-

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$15,085,316	14,016,535	30,535,023	29,161,172

Cost of sales	13,685,527	13,307,440	27,787,202	27,515,222

Gross profit	1,399,789	709,095	2,747,821	1,645,950

Operating expenses:
Distribution	400,928	402,026	859,367	840,848
General and administrative	566,413	500,555	1,209,626	1,048,622

Operating income (loss)	432,448	(193,486)	678,828	(243,520)

Interest expense and other financing costs, net	(135,130)	(181,450)	(258,447)	(461,546)
Other income, net	171,203	128,621	328,337	212,875

Earnings (loss) before income taxes	468,521	(246,315)	748,718	(492,191)

Income tax benefit (expense)	(177,296)	99,700	(309,374)	170,900

Net earnings (loss)	$291,225	(146,615)	439,344	(321,291)

Earnings (loss) per share:
Basic and diluted	$.08	(.04)	.13	(.10)

Shares used in computing earnings (loss) per share:
Basic and diluted	3,502,611	3,388,265	3,485,503	3,367,082

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$1,806,696	2,057
Cash - restricted	1,009,252	1,221,328
Accounts receivable, less allowance for doubtful accounts of $0 at 2006 and $0 at 2005	4,467,611	4,269,656
Inventories	4,217,159	4,829,134
Prepaid expenses	316,201	252,569
Deferred tax assets	335,996	383,602

Total current assets	12,152,915	10,958,346

Property and equipment, net	12,604,259	13,026,653
Deferred tax assets, net of current portion	833,388	901,648
Other assets	445,942	533,053

	$26,036,504	25,419,700

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,622,704	672,834
Current portion of long-term debt	343,642	343,642
Current portion of capital lease obligation	50,000	50,000
Current portion of deferred income	365,724	365,724
Income tax payable	154,513	456,174
Accounts payable	2,710,394	3,359,258
Accrued liabilities	1,931,846	2,319,071

Total current liabilities	8,178,823	7,566,703

Long-term debt, net of current portion	5,972,785	6,316,850
Capital lease obligation, net of current portion	267,057	285,205
Deferred income, net of current portion	2,933,702	3,081,830

Total liabilities	17,352,367	17,250,588

Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,582,269 at 2006 and 3,546,345 at 2005	5,554,608	5,512,926
Retained earnings	3,231,529	2,792,186
Deferred compensation	(102,000)	(136,000)

Total shareholders’ equity	8,684,137	8,169,112

	$26,036,504	25,419,700

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$439,344	(321,291)
Adjustments
Depreciation and amortization	447,563	466,184
Provision for bad debts	—	6,000
Recognized gain from sale of building	(148,128)	—
Common stock grant - vested	34,000	34,000
Changes in assets and liabilities
Accounts receivable	(197,955)	531,863
Inventories	611,975	(438,716)
Prepaid expenses	(63,632)	(254,772)
Income taxes	(185,795)	149,236
Other assets	87,111	4,595
Accounts payable and accrued liabilities	(1,036,089)	(521,100)

Net cash from operating activities	(11,606)	(344,001)

Cash flows from investing activities:
Decrease in restricted cash	212,076	—
Proceeds from sale of property and equipment	75,573	5,700,799
Additions to property and equipment	(100,743)	(37,559)

Net cash from investing activities	186,906	5,663,240

Cash flows from financing activities:
Payments on long-term debt	(344,065)	(1,970,505)
Proceeds (payments) under line of credit	1,949,870	(725,000)
Proceeds from sale of common stock	41,682	45,928
Payments on capital lease	(18,148)	(20,269)

Net cash from financing activities	1,629,339	(2,669,846)

Net increase in cash	1,804,639	2,649,393
Cash and cash equivalents at beginning of period	2,057	120,446

Cash and cash equivalents at end of period	$1,806,696	2,769,839

Supplemental disclosures
Cash paid for interest	$305,685	288,853

Cash paid for income taxes	$125,000	800

Common stock grant - non-vested	$102,000	136,000

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2006

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at June 30, 2006 and December 31, 2005 consist of:

	2006	2005
Raw materials	$1,567,687	2,018,445
Work-in-process	1,489,904	1,710,595
Finished goods	1,159,568	1,100,094

	$4,217,159	4,829,134

(3) Segment Data

Business segment sales and operating profit (loss) for the three months and six months ended June 30, 2006 and 2005 and assets at June 30, 2006 and December 31, 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales to unaffiliated customers:
Swiss American Sausage division	$12,992,369	11,910,480	26,188,656	25,034,564
Royal-Angelus Macaroni division	2,092,947	2,106,055	4,346,367	4,126,608

Total net sales	$15,085,316	14,016,535	30,535,023	29,161,172

Operating profit (loss)
Swiss American Sausage division	$503,065	(161,264)	771,573	(199,976)
Royal-Angelus Macaroni division	(122,468)	(141,588)	(182,335)	(304,048)
Corporate	51,851	109,366	89,590	260,504

Operating profit (loss)	$432,448	(193,486)	678,828	(243,520)

	June 30, 2006	December 31, 2005
Identifiable assets:
Swiss American Sausage division	$19,118,390	19,728,983
Royal-Angelus Macaroni division	2,694,051	2,865,973
Corporate	4,224,063	2,824,744

Total assets	$26,036,504	25,419,700

(4) Share-Based Payments

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company’s previous accounting under

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding as the effective date and subsequently modified or canceled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123R.

No options were granted or vested during the interim periods presented, and all options previously granted had completely vested before January 1, 2006; therefore no compensation costs were incurred under SFAS 123R and the actual net income (or loss) equals the pro forma net income (or loss) for such interim periods.

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

The credit facility is secured by substantially all of the Company’s assets and the workers’ compensation letter of credit is additionally secured by a cash deposit in the face amount thereof. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $200,000 through June 30, 2006 and $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at June 30, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2006	2005	2006	2005
	(amounts in thousands)
Net sales by division:
Swiss American	$12,993	$11,911	$26,189	$25,034
Royal-Angelus	2,092	2,106	4,346	4,127

Total	$15,085	$14,017	$30,535	$29,161

Sales in thousands of pounds by division:
Swiss American	7,269	6,162	14,490	12,953
Royal-Angelus	3,587	3,679	7,170	7,165

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

Swiss American Sausage Co. Meat Division

Sales by the processed meat division increased about 5% in dollars and 12% in pounds in the 1st six months of 2006 and increased 9% in dollars and 18% in pounds in the 2nd quarter of 2006, compared to the same periods in 2005. Sales in pounds increased proportionately more than in dollars because of lower selling prices resulting from lower meat costs. Swiss operated at a $771,573 profit for the 1st six months of 2006 compared to a $199,976 loss for the 1st six months of 2005, and a $503,065 profit for the 2nd quarter of 2006 compared to a $161,264 loss for the 2nd quarter of 2005. The improvement in Swiss’s performance resulted primarily from meat costs decreasing faster than selling prices and a reduction in workers’ compensation cost, more than offsetting increased labor, health insurance and utility costs.

Royal-Angelus Macaroni Company Pasta Division

The pasta division’s sales increased about 5% in dollars and negligibly in pounds in the 1st half of 2006 and decreased 1% in dollars and 3% in pounds in the 2nd quarter of 2006, compared to the same periods of 2005. The percentage increase was higher and decrease lower in dollars than in pounds because of higher selling prices reflecting an increased proportion of sales of value-added products and higher flour costs. Royal operated at a $182,335 loss for the 1st half of 2006 compared to a $304,048 loss for 1st half of 2005 and a $122,468 loss for the 2nd quarter of 2006 compared to a $141,588 loss for the 2nd quarter of 2005. The major causes of the decreased operating losses were increased average selling prices and lower workers’ compensation costs. Royal failed to operate at a profit in the 1st half and 2nd quarter of 2006 because of increased plant labor, parts, flour and utility costs and a continuing high level of workers’ compensation expense. The improvement in Royal’s operations is greater than reflected by the decreases in operating losses because Royal’s rent of its buildings is higher than the depreciation was prior to the April 13, 2005 sale of the buildings. Moreover, Royal realized pre-tax profits for the 1st half and second quarter of 2006 from amortization of the gain on the sale of the buildings, which is not considered operating income.

The Company

Company net sales were up 4.7% in the 1st half of 2006 compared to the 1st half of 2005 and were up 7.6% in the 2nd quarter of 2006 compared to the 2nd quarter of 2005. The Company realized net earnings of $439,344 for the 1st half of 2006 compared to a net loss of $321,291 a year ago and a net earnings of $291,225 for the 2nd quarter of 2006 compared to a net loss of $146,615 a year ago. Both divisions contributed to the increases in sales and net earnings in both periods, except for the slight decrease in Royal’s sales in the 2nd quarter of 2006. The Company’s gross profit margins for the 1st half and 2nd quarter of 2006 were 9.0% and 9.3%, respectively, compared to 5.6% and 5.1% a year ago. The Company’s margins increased because the margins at both divisions increased due to lower meat costs at Swiss and higher selling prices at Royal.

General and administrative expense was up $161,004 for the 1st half of 2006 and up $65,858 in the 2nd quarter of 2006, compared to the same periods in 2005, primarily because of increased health insurance cost, bank charges and outside services. Distribution expense was up $18,519 for the 1st half and down $1,098 for the 2nd quarter compared to the same periods in 2005, because increased freight was partially or wholly offset by decreased salesmen payroll, advertising and insurance costs. Interest expense and other financing costs, net, decreased $203,099 for the 1st half and $46,320 for the 2nd quarter of 2006 because of interest income and lower financing costs, partially offset by higher interest rates, compared to the same periods of 2005. Other income increased $115,462 for the 1st half and $42,582 for the 2nd quarter because of increased asset and salvage sales.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement dated April 1, 2002 which expired April 2, 2006. The terms of a new contract have been negotiated and ratified and a new contract is expected to be executed shortly. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 2, 2002 which expires September 30, 2006. There has been no significant labor unrest at the division’s plants and the Company believes it has a satisfactory relationship with its employees.

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

The line of credit has a term ending December 30, 2008 and bears interest at a variable annual rate of 0.5% over the bank’s base rate, increasing by 0.5% if the Company’s profit for 2006 is less than $220,000 and increasing by 3% if the Company is in default, with a minimum interest of $16,000 per month. In addition, there is a 0.25% per annum fee on the unused portion of the maximum amount of the line of credit. The maximum amount of the line of credit is $5,500,000 (increasing to $6,000,000 over 10 quarters if a 1.1:1 debt service coverage is maintained), reduced by two cumulative reserves, a real estate reserve of up to $8,000 per month and a bond letter of credit reserve of up to $544,000 per year, but limited to 85% of eligible accounts receivable plus 49% of eligible inventories, with limits of $2,700,000 for inventories, $1,300,000 for work-in-process inventories and $150,000 for pasta inventories. At June 30, 2006, the base rate was 8.25%, the Company had $2,622,704 of borrowings outstanding under the line of credit and the maximum amount of the line of credit was $5,110,000, which was within the accounts receivable and inventory limits.

The $1,217,614 letter of credit issued to support the Company’s workers’ compensation insurance reimbursement obligations has been reduced to $997,825, bears a fee of 1.5% per annum of the amount of the letter of credit, and expires 18 months from the date of issuance, but no later than December 30, 2008.

On December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture initially supported by a $6,378,750 letter of credit issued by Comerica and currently supported by a $6,049,688 letter of credit issued by Wells Fargo. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate — 5.42% per annum at June 30, 2006. The Company must make monthly interest payments on the bonds and the following annual principal payments on February 1 of each year: $170,000 for 2006, $180,000 for 2007, $190,000 for 2008, $205,000 for 2009 and $220,000 for 2010. The principal payments after the next 5 years are subject to agreement between the Company and Wells Fargo. The Company pays a 1.5% per annum fee on the amount of the letter of credit, increasing to 3.5% if the Company is in default under the credit facility, and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,049,688 letter of credit expires December 30, 2008 and Wells Fargo is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures and the Company’s meat plant, none of which is otherwise encumbered. In addition, the workers’ compensation letter of credit is secured by a cash deposit in the face amount thereof, shown as restricted cash on the March 31, 2006 balance sheet. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $200,000 through June 30, 2006 and $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at June 30, 2006.

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

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate - 3.65% + 5.05% = 8.7% at June 30, 2006 - with a principal balance of $341,427 at June 30, 2006 and payable in equal monthly payments of principal plus interest.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The following table shows the payments due under the ten year lease in the specified periods:

	Six Months Ending December 31, 2006	Year Ending December 31,
		2007	2008	2009	2010	Thereafter
Lease Obligation	$244,374	499,746	514,743	530,184	546,087	2,523,772

Cash increased $1,804,639 in the 1st half of 2006 compared to a $2,769,839 increase in the 1st half of 2005. Operating activities used $11,606 of cash from decreases in accounts payable and accrued liabilities, income taxes payable and deferred income and increases in accounts receivable and prepaid expenses, offset by the net earnings, depreciation and amortization, the common stock grant and decreases in inventories and other assets. Accounts receivable increased on increased sales but inventories decreased because of better inventory management. Accounts payable and accrued liabilities decreased because the Company is paying faster and because accrued pension benefits are highest at the beginning of the year. Investing activities provided $186,906 of cash from a decrease in restricted cash securing a letter of credit and proceeds from sale of property, partially offset by additions to property and equipment. Financing activities provided $1,629,339 of cash primarily from borrowing under the line of credit partially offset by payments on long-term debt and a capital lease obligation. On March 30, 2006 the Company borrowed $2,000,000 under its line of credit and deposited it in an account at Wells Fargo Bank bearing a variable rate of interest of 4.888% per annum at June 30, 2006, to partially offset the minimum interest under the line of credit.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At June 30, 2006, the Company had no allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at June 30, 2006 will not have a material effect on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loan bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $60,000. Assuming an average bank line of credit balance of $2,600,000 plus $400,000 average principal balance on the equipment loan, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $30,000.

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

Internal Control Over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have been no such changes during the Company’s second fiscal quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No significant litigation.

ITEM 1A. RISK FACTORS

No material changes from Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, April 25, 2006, at 11:00 a.m. at the Company’s principal office. Shareholders representing 1,966,618 or 55.2% of the 3,565,820 shares entitled to vote were present in person or by proxy, with 1,453,670 broker non-votes. The following persons were nominated and elected directors, with votes for, withheld from specified nominees, or without authority to vote for directors, as indicated:

Nominee	For	Withheld	Without Authority
Theodore L. Arena	1,939,318	1,200	26,100
Santo Zito	1,939,318	1,200	26,100
Louis J. Arena, Jr.	1,940,518	—	26,100
Joseph W. Wolbers	1,940,518	—	26,100
John M. Boukather	1,938,918	1,600	26,100
William A. West, Jr.	1,940,518	—	26,100

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st six months of 2006, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st six months of 2006, the Company sold 35,924 shares under its 1988 Employee Stock Purchase Plan. From inception of the Plan through June 30, 2006, employees have purchased a total of 954,015 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st six months of 2006.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st half of 2006.

ITEM 6. EXHIBITS

(a) The following exhibits are filed with this report: Exhibit 31 — Section 302 Certifications and Exhibit 32 — Section 906 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	PROVENA FOODS INC.

	By	/s/ THOMAS J. MULRONEY
Thomas J. Mulroney
Vice President and Chief Financial Officer