Form 10-Q
period 2006-09-30
PROVENA FOODS INC
filed 2006-11-13
CIK 814139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

The number of shares of Provena Foods Inc. Common Stock outstanding at October 31, 2006 was:

Common Stock 3,593,764

PROVENA FOODS INC.

Form 10-Q Report for the Third Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PROVENA FOODS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$15,162,399	13,965,713	45,697,422	43,126,885
Cost of sales	13,801,327	13,401,238	41,588,529	40,916,460
Gross profit	1,361,072	564,475	4,108,893	2,210,425
Operating expenses:
Distribution	371,255	408,222	1,230,622	1,249,070
General and administrative	635,321	489,691	1,844,947	1,538,313
Operating income (loss)	354,496	(333,438)	1,033,324	(576,958)
Interest expense and other financing costs, net	(142,471)	(164,372)	(400,918)	(625,918)
Other income, net	125,285	147,605	453,622	360,480
Earnings (loss) before income taxes	337,310	(350,205)	1,086,028	(842,396)
Income tax benefit (expense)	(134,904)	139,145	(444,278)	310,045
Net earnings (loss)	$202,406	(211,060)	641,750	(532,351)
Earnings (loss) per share:
Basic and diluted	$.06	(.06)	.18	(.16)
Shares used in computing earnings (loss) per share:
Basic and diluted	3,514,685	3,412,842	3,495,337	3,382,503

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$2,898,649	2,057
Cash - restricted	1,021,396	1,221,328
Accounts receivable, less allowance for doubtful accounts of $0 at 2006 and $0 at 2005	4,088,787	4,269,656
Inventories	4,471,685	4,829,134
Prepaid expenses	261,685	252,569
Income tax receivable	94,829
Deferred tax assets	313,995	383,602

Total current assets	13,151,026	10,958,346

Property and equipment, net	12,571,744	13,026,653
Deferred tax assets, net of current portion	841,143	901,648
Other assets	429,298	533,053
	$26,993,211	25,419,700
Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$2,663,477	672,834
Current portion of long-term debt	343,642	343,642
Current portion of capital lease obligation	50,000	50,000
Current portion of deferred income	365,724	365,724
Income tax payable		456,174
Accounts payable	3,125,455	3,359,258
Accrued liabilities	2,506,630	2,319,071

Total current liabilities	9,054,928	7,566,703

Long-term debt, net of current portion	5,929,686	6,316,850
Capital lease obligation, net of current portion	258,342	285,205
Deferred income, net of current portion	2,844,074	3,081,830

Total liabilities	18,087,030	17,250,588
Shareholders’ equity:
Capital stock, no par value; authorized 10,000,000 shares; issued and outstanding 3,593,764 at 2006 and 3,546,345 at 2005	5,574,245	5,512,926
Retained earnings	3,433,936	2,792,186
Deferred compensation	(102,000)	(136,000)
Total shareholders’ equity	8,906,181	8,169,112
	$26,993,211	25,419,700

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$641,750	(532,351)
Adjustments
Depreciation and amortization	664,436	683,892
Provision for bad debts		9,000
Recognized gain from sale of building	(237,756)	(135,617)
Common stock grant - vested	34,000	34,000
Changes in assets and liabilities
Accounts receivable	180,869	(216,255)
Inventories	357,449	68,048
Prepaid expenses	(9,116)	(508,328)
Income taxes	(420,891)	(189,909)
Other assets	103,755	16,892
Accounts payable and accrued liabilities	(46,244)	(209,191)
Net cash from operating activities	1,268,252	(979,819)

Cash flows from investing activities:
Decrease in restricted cash	199,932
Proceeds from sale of property and equipment	75,573	5,758,784
Additions to property and equipment	(285,100)	(37,459)

Net cash from investing activities	(9,595)	5,721,325

Cash flows from financing activities:
Payments on long-term debt	(387,164)	(2,011,859)
Proceeds (payments) under line of credit	1,990,643	(135,376)
Proceeds from sale of common stock	61,319	69,259
Payments on capital lease	(26,863)	(29,762)

Net cash from financing activities	1,637,935	(2,107,738)
Net increase in cash	2,896,592	2,633,768
Cash and cash equivalents at beginning of period	2,057	120,446

Cash and cash equivalents at end of period	$2,898,649	2,754,214

Supplemental disclosures
Cash paid for interest	$488,434	452,449
Cash paid for income taxes	$495,000	400,800
Common stock grant - non-vested	$102,000	136,000

See accompanying Notes to Condensed Financial Statements.

PROVENA FOODS INC.

Notes to Condensed Financial Statements

(Unaudited)

September 30, 2006

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States for annual financial statement purposes. These statements should be read in conjunction with the audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

(2) Inventories

Inventories at September 30, 2006 and December 31, 2005 consist of:

	2006	2005
Raw materials	$1,781,874	2,018,445
Work-in-process	1,401,241	1,710,595
Finished goods	1,288,570	1,100,094
Finished goods	1,288,570	1,100,094
	$4,471,685	4,829,134

(3) Segment Data

Business segment sales and operating profit (loss) for the three months and nine months ended September 30, 2006 and 2005 and assets at September 30, 2006 and December 31, 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales to unaffiliated customers:
Swiss American Sausage division	$13,283,852	11,873,479	39,472,508	36,908,043
Royal-Angelus Macaroni division	1,878,547	2,092,234	6,224,914	6,218,842

Total net sales	$15,162,399	13,965,713	45,697,422	43,126,885

Operating profit (loss)
Swiss American Sausage division	$632,497	(286,424)	1,404,070	(486,400)
Royal-Angelus Macaroni division	(344,766)	(137,086)	(527,101)	(441,134)
Corporate	66,765	90,072	156,355	350,576

Operating profit (loss)	$354,496	(333,438)	1,033,324	(576,958)

	September 30, 2006	December 31, 2005
Identifiable assets:
Swiss American Sausage division	$19,091,909	19,728,983
Royal-Angelus Macaroni division	2,507,420	2,865,973
Corporate	5,393,882	2,824,744

Total assets	$26,993,211	25,419,700

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

The credit facility is secured by substantially all of the Company’s assets and the workers’ compensation letter of credit is additionally secured by a cash deposit in the face amount thereof. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at September 30, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(amounts in thousands)
Net sales by division:
Swiss American	$13,283	11,874	39,472	36,908
Royal-Angelus	1,879	2,092	6,225	6,219
Total	$15,162	13,966	45,697	43,127
Sales in thousands of pounds by division:
Swiss American	7,375	6,307	21,865	19,260
Royal-Angelus	3,042	3,637	10,211	10,802

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

Swiss American Sausage Co. Meat Division (“Swiss”)

Sales by the processed meat division increased about 7% in dollars and 14% in pounds in the 1st nine months of 2006 and increased 12% in dollars and 17% in pounds in the 3rd quarter of 2006, compared to the same periods in 2005. Sales in pounds increased proportionately more than in dollars because of lower selling prices resulting from lower meat costs. Swiss operated at a $1,404,070 profit for the 1st nine months of 2006 compared to a $486,400 loss for the 1st nine months of 2005, and a $632,497 profit for the 3rd quarter of 2006 compared to a $286,424 loss for the 3rd quarter of 2005. The improvement in Swiss’s performance resulted primarily from meat costs decreasing faster than selling prices and a reduction in workers’ compensation cost more than offsetting increased interest, health insurance and utility costs.

Royal-Angelus Macaroni Company Pasta Division (“Royal”)

The pasta division’s sales increased negligibly in dollars and decreased 5% in pounds in the 1st nine months of 2006 and decreased 10% in dollars and 16% in pounds in the 3rd quarter of 2006, compared to the same periods of 2005. The percentage decreases were lower in dollars than in pounds because of higher selling prices reflecting an increased proportion of sales of value-added products and higher flour costs. Royal operated at a $527,101 loss for the 1st nine months of 2006 compared to a $441,134 loss for 1st nine months of 2005 and a $334,766 loss for the 3rd quarter of 2006 compared to a $137,086 loss for the 3rd quarter of 2005. The major cause of the increased operating losses was decreased sales volume in the 3rd quarter of 2006 and the resultant decrease in the absorption of the fixed costs of operating Royal’s plant. Royal’s operating losses for the 1st and 2nd quarters of 2006 were less than the losses for the same quarters of 2005. Since the April 13, 2005 sale and lease-back of its buildings, Royal has experienced not only increased plant labor, health care, parts, flour and utility costs and a continuing high level of workers’ compensation expense but also the rent of its buildings, which is higher than the depreciation was prior to the sale. Royal realized pre-tax profits for the 1st half of 2006 from amortization of the gain on the sale of the buildings, which is not considered operating income, and its pre-tax loss for the 1st nine months of 2006 was less than the depreciation of its equipment.

The Company

On September 6, 2006, the Company announced that it had entered into a definitive merger agreement with Hormel Foods Corporation (NYSE:HRL) whereby, subject to customary conditions, Hormel Foods will acquire the Company and each share of Company common stock will be canceled and converted into the right to receive 0.08 shares of Hormel Foods common stock. Hormel Foods is an Austin, Minn. based multinational manufacturer and marketer of consumer-branded food and meat products. The acquisition requires the approval of the Company’s shareholders. Company shareholders holding about 46% of the outstanding shares on September 6, 2006 have agreed to vote their shares in favor of the merger. The Company and Hormel Foods have filed a proxy statement/prospectus relating to the acquisition which will be mailed to Company shareholders who were of record on October 23, 2006, prior to a special meeting of Company shareholders scheduled for December 14, 2006 to vote on the merger.

Company sales were up 6.0% in the 1st nine months of 2006 compared to the 1st nine months of 2005 and were up 8.6% in the 3rd quarter of 2006 compared to the 3rd quarter of 2005. The Company realized net earnings of $641,750 for the 1st nine months of 2006 compared to a net loss of $532,351 a year ago and net earnings of $202,406 for the 3rd quarter of 2006 compared to a net loss of $211,060 a year ago. Swiss provided both the increases in sales and in net earnings in both periods. The Company’s gross margins for the 1st nine months and 3rd quarter of 2006 were 9.0% and 9.0%, respectively, compared to 5.1% and 4.0% a year ago. Company margins increased because margins at both divisions increased due to lower meat costs at Swiss and higher selling prices at Royal.

General and administrative expense was up $306,634 for the 1st nine months of 2006 and up $145,630 in the 3rd quarter of 2006, compared to the same periods in 2005, primarily because of increased payroll, health insurance and bank charges. Distribution expense was down $18,448 for the 1st nine months and down $36,967 for the 3rd quarter compared to the same periods in 2005 because increased freight was offset by decreased salesman payroll, benefits and insurance costs. Interest expense and other financing costs, net, decreased $225,000 for the 1st nine months of 2006 and $21,901 for the 3rd quarter of 2006 because of interest income and lower financing costs, partially offset by higher interest rates, compared to the same periods of 2005. Other income increased $93,142 for the 1st nine months but decreased $22,320 for the 3rd quarter because of increased asset and salvage sales in the 1st six months of 2006 which did not continue into the 3rd quarter of 2006.

Meat plant employees are represented by United Food and Commercial Workers Union, Local 588, AFL-CIO, CLC under a collective bargaining agreement dated April 3, 2006 which expires April 5, 2009. Pasta plant employees are represented by United Food and Commercial Workers Union, Local 1428, AFL-CIO, CLC under a collective bargaining agreement dated October 1, 2006 which expires October 31, 2008. There has been no significant labor unrest at the division’s plants and the Company believes it has a satisfactory relationship with its employees.

Liquidity and Capital Resources

The Company’s new credit facility and gains in operating results have produced a marked improvement in the Company’s financial position and liquidity.

The Company has generally satisfied its normal working capital requirements with funds derived from operations and borrowings under a bank line of credit. On December 1, 2005, the Company obtained a new $13,439,427 credit facility from Wells Fargo Bank, National Association replacing the Company’s Comerica Bank credit facility. The new credit facility generally provides: a line of credit of up to $6,000,000 and letters of credit of up to $6,221,813 to support the Company’s $5,975,000 of outstanding variable rate demand bonds and up to $1,217,614 to support the Company’s workers’ compensation insurance reimbursement obligations.

The line of credit has a term ending December 30, 2008 and bears interest at a variable annual rate of 0.5% over the bank’s base rate, increasing by 0.5% if the Company’s profit for 2006 is less than $220,000 and increasing by 3% if the Company is in default, with a minimum interest of $16,000 per month. In addition, there is a 0.25% per annum fee on the unused portion of the maximum amount of the line of credit. The maximum amount of the line of credit is $5,500,000 (increasing to $6,000,000 over 10 quarters if a 1.1:1 debt service coverage is maintained), reduced by two cumulative reserves, a real estate reserve of up to $8,000 per month and a bond letter of credit reserve of up to $544,000 per year, but limited to 85% of eligible accounts receivable plus 49% of eligible inventories, with limits of $2,700,000 for inventories, $1,300,000 for work-in-process inventories and $150,000 for pasta inventories. At September 30, 2006, the base rate was 8.25%, the Company had $2,663,477 of borrowings outstanding under the line of credit and the maximum amount of the line of credit was $5,367,843, which was within the accounts receivable and inventory limits.

The $1,217,614 letter of credit issued to support the Company’s workers’ compensation insurance reimbursement obligations has been reduced to $997,825, bears a fee of 1.5% per annum of the amount of the letter of credit, and expires 18 months from the date of issuance, but no later than December 30, 2008.

On December 30, 2003, the Company borrowed $6,300,000 by the issuance of variable rate demand bonds under an indenture initially supported by a $6,378,750 letter of credit issued by Comerica and currently supported by a $6,049,688 letter of credit issued by Wells Fargo. The bonds are demand obligations remarketed upon repayment and bear a variable rate of interest payable monthly and set weekly at a market rate Ä 5.40% per annum at September 30, 2006. The Company must make monthly interest payments on the bonds and the following annual principal payments on February 1 of each year: $170,000 for 2006, $180,000 for 2007, $190,000 for 2008, $205,000 for 2009 and $220,000 for 2010. The principal payments after the next 5 years are subject to agreement between the Company and Wells Fargo. The Company pays a 1.5% per annum fee on the amount of the letter of credit, increasing to 3.5% if the Company is in default under the credit facility, and fees of the bond indenture trustee estimated at 0.5% of the bond principal per year. Bonds may be issued under the indenture for 30 years. The $6,049,688 letter of credit expires December 30, 2008 and Wells Fargo is not obligated to renew it. If an agreement to renew a letter of credit is not reached prior to expiration, the Company is obligated to pay all outstanding bonds.

All parts of the credit facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, equipment and fixtures and the Company’s meat plant, none of which is otherwise encumbered. In addition, the workers’ compensation letter of credit is secured by a cash deposit, shown as restricted cash on the September 30, 2006 balance sheet. The credit facility prohibits, without the bank’s consent, dividends, mergers, acquisitions, sales of assets, guaranties, lending, borrowing, and granting security interests, and contains financial covenants requiring a minimum tangible net worth of $7,500,000 through September 30, 2006 and $7,600,000 thereafter, a maximum cumulative annual net loss of $250,000 through December 31, 2006 and debt service coverage ratios not less than 0.15 to 1 for the 2nd quarter of 2006, 0.20 to 1 for the 3rd quarter of 2006, 0.28 to 1 for the 4th quarter of 2006 and 1.00 to 1 for the 1st quarter of 2007. The Company was in compliance with all of the financial covenants at September 30, 2006.

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

The Company purchased a second long-goods line for the pasta plant in 2003 and financed part of the cost on October 28, 2003 by an $866,750 five-year term equipment loan from General Electric Capital Corporation bearing interest at 3.65% over a Federal Reserve rate - 3.65% + 5.34% = 8.99% at September 30, 2006 - with a principal balance of $298,328 at September 30, 2006 and payable in equal monthly payments of principal plus interest.

On April 13, 2005, the Company completed the sale of its two pasta buildings for a gross price of $6,113,776 and the leaseback of the buildings for ten years, with two 5 year options to renew, at $39,543 per month, increasing annually by 3% compounded. The following table shows the payments due under the ten year lease in the specified periods:

	Three Months Ending December 31,			Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
Lease Obligation	$135,600	499,746	514,743	530,184	546,087	2,523,772

Cash increased $2,896,592 in the 1st nine months of 2006 compared to a $2,633,768 increase in the 1st nine months of 2005. Operating activities produced $1,268,252 of cash primarily from net earnings, depreciation and amortization, and decreases in accounts receivable and inventories, partially offset mainly by the recognized building sale gain and an increase in income taxes receivable. Investing activities used $9,595 of cash for additions to property and equipment offset by proceeds from the sale of property and equipment and a decrease in restricted cash securing a letter of credit. Financing activities provided $1,637,935 of cash primarily from borrowing under the line of credit partially offset by payments on long-term debt and a capital lease obligation. On March 30, 2006 the Company borrowed $2,000,000 under its line of credit and deposited it in an account at Wells Fargo Bank bearing a variable rate of interest of 5.131% per annum at September 30, 2006, to partially offset the minimum interest under the line of credit.

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

Allowance for Doubtful Accounts. The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on the Company’s analysis of their credit history. The Company’s standard payment terms are net 30 days. The Company reviews its accounts receivable balances and the collectibility of those balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, its understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of those balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, the Company records bad debt expense and increases the allowance for accounts receivable by the amounts estimated to be unrecoverable. If the data the Company uses to assist in the calculation of the allowance for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected. At September 30, 2006, the Company had no allowance for doubtful accounts based on the factors stated above. Additionally, based on the Company’s analysis, there is no indication that a material amount of receivables is uncollectible.

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

New Accounting Standards

New accounting standards and interpretations are adopted by the Company as they become effective. In the opinion of management, recently released standards and interpretations not effective at September 30, 2006, will not have a material effect on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The variable rate demand bonds, the bank line of credit, and the equipment loan bear variable rates of interest (see Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) which tend to follow market interest rates and change the Company’s interest expense in the same direction as changes in interest rates. A 1% per annum change in the rate borne by the variable rate demand bonds would change annual interest expense by almost $60,000. Assuming an average bank line of credit balance of $2,700,000 plus $300,000 average principal balance on the equipment loan, a 1% per annum change in the rate borne by those borrowings would change annual interest expense by $30,000.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Common Stock Repurchase and Sale

During the 1st nine months of 2006, the Company did not purchase any shares of its common stock under its stock repurchase program.

During the 1st nine months of 2006, the Company sold 47,419 shares under its 1988 Employee Stock Purchase Plan. From inception of the Plan through September 30, 2006, employees have purchased a total of 965,510 shares.

American Stock Exchange Listing

The Company’s stock trades on the American Stock Exchange under the ticker symbol “PZA”.

Cash Dividends

No cash dividends were paid in the 1st nine months of 2006.

Management Stock Transactions

No purchases or sales of the Company’s common stock by officers or directors were reported during the 1st nine months of 2006.

ITEM 6. EXHIBITS

(a) The following exhibits are filed with this report: Exhibit 31 Ä Section 302 Certifications and Exhibit 32 Ä Section 906 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2006	PROVENA FOODS INC.

	By	/s/ Thomas J. Mulroney
Thomas J. Mulroney
Vice President and
Chief Financial Officer